Form 10-Q
period 1995-09-30
NORTH BY NORTHEAST LTD
filed 1995-11-14
CIK 835954

        FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                               FORM 10-Q



                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1995

                                         or
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from __________ to _______________


Commission File Number: 33-22908-A


                            NORTH BY NORTHEAST, LTD.
            (Exact name of Registrant as specified in its charter)


        Tennessee                                     62-1271664
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                    Identification)


One Belle Meade Place, 4400 Harding Road, Suite 500, Nashville,
Tennessee 37205
(Address of principal executive office)   (Zip Code)

                               (615)  292-1040
            (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


                      YES    X     NO  ___

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                         NORTH BY NORTHEAST, LTD.
                    (A Tennessee Limited Partnership)


                          FINANCIAL STATEMENTS
             For the Nine Months Ended September 30, 1995


                                  INDEX



        Financial Statements:

              Consolidated Balance Sheets                   3
              Consolidated Statements of Operations         4
              Consolidated Statements of Cash Flows         5
              Notes to Financial Statements                 6



                        NORTH BY NORTHEAST, LTD.
                         (A Limited Partnership)

                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)



                                   September 30,      December 31,
                                       1995              1994
                                  -------------      -------------

                    ASSETS

CASH                               $    40,155       $   53,208

INVESTMENT IN PARTNERSHIP              415,431        2,413,975

            Total Assets           $   455,586        2,467,183
                                     =========        =========



                       LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                   $       331        $      31

ACCRUED INTEREST TO AFFILIATE            2,448           18,158

NOTE PAYABLE TO AFFILIATE              346,678        1,325,513

PARTNERS' EQUITY                       106,129        1,123,481

   Total Liabilities &
   Partners' Equity                $   455,586        2,467,183
                                    ==========       ==========










                      See notes to financial statements.




                        NORTH BY NORTHEAST, LTD.
                         (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)



                        Quarter Ending       Year to Date Ending
                         September 30,          September 30,
                      _________________    ____________________
                       1995        1994       1995         1994
                       ____        ____       ____         ____
REVENUE:

 Equity in Income
   of Partnership     217,182     (32,738)     637,475    250,608
 Interest Income         -           -           1,773        646

     Total Revenue    217,182     (32,738)     639,248    251,254


EXPENSES:

 Interest               9,813      64,790       35,229    198,842
 Additional Interest  302,978        -         622,696
 Legal & Accounting
   Fees                 1,049         300        8,186      7,717
 General & Admin.
   Expenses             1,023          70        1,619     (5,740)

     Total Expenses   314,863      65,160      667,730    200,818

NET INCOME (LOSS)   $ (97,681)    (97,898)     (28,482)    50,435









                       See notes to financial statements


                         NORTH BY NORTHEAST, LTD.
                         (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                Year-to-date
                                                September 30,
                                        __________________________
                                         1995               1994
                                         ____               ____
Cash Flows from Operating Activities:

  Net Income                           $ (28,482)         50,435
  Adjustments to reconcile
  Net Income to Net Cash used in
  Operating Activities:
        Change in Accounts Payable           300              30
        Accrued Interest                  35,229         198,842
        Gain from Investment
          in Partnership                (637,475)       (250,608)

        Total Adjustments               (601,946)        (51,736)

        Net Cash used in
          Operating Activities          (630,428)         (1,301)

        Cash Flows from Investing
          Activities:

          Cash Distribution
           from Partnership            2,636,019         664,921

        Cash Flows from Financing
          Activities:

          Distribution to Partners      (988,870)            -
          Interest Pymts. on
           Lender Financing              (50,939)       (372,363)
          Principle Pymts. on
           Lender Financing             (978,835)       (293,095)

          Net Cash used in
           Financing Activities       (2,018,644)       (665,458)

        Net Increase/(Decrease) in
          Cash and Cash Equivalents      (13,053)         (1,838)

CASH AT JANUARY 1,                        53,208          40,448

CASH AT SEPTEMBER 30,              $      40,155          38,610
                                        ========        ========

                      See notes to financial statements.

                         NORTH BY NORTHEAST, LTD.
                         (A Limited Partnership)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1995
                               (Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.INVESTMENT IN LAND PARTNERSHIP

The Partnership has 50% ownership interest in North by Northeast
Land Partners, a general partnership. The remaining 50% is owned by an unrelated Trammell Crow Company entity. Summarized results of operations of the Land Partnership are presented below.

                     Statement of Operations
             For The Nine Months Ending September 30, 1995
REVENUES:

Sales proceeds                       $ 3,209,564
Cost of land sold                     (1,558,576)
Selling expenses                        (312,463)
         Gain on sale of land          1,338,525

Interest income                           10,483
Rental Income                                417
Miscellaneous                                150
         Total Revenues                1,349,575

EXPENSES:

Partnership Admin./Prop Mgmt. fees         9,000
Legal and accounting fees                 32,706
Developers fees                           10,351
General and administrative expenses        1,226
Property maintenance expense              41,159
Property taxes                             3,793
         Total Expenses                   98,235

NET EARNINGS                           1,251,340

Allocation to Trammell Crow entity       620,292
Income from Investment in Partnership $  631,048

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995.

Due to the nature of the Partnership, the majority of its activity on a regular basis is to accrue interest on the Lender Financing and record profit or loss from the investments in North By Northeast Land Partners and Northeast Building IV. The operations of the Partnership revolve around that of the Land Partnership. Until property is sold at the Land Partnership level, neither interest nor principal is due for payment to North Lenders, Ltd.

During the third quarter of 1995, the Land Partnership sold approximately two acres for gross proceeds of $240,000. Also during the third quarter, Northeast Building IV was sold. The Partnership was dissolved and the Registrant received about $485,000, yielding a $174,382 profit on the investment in Northeast Building IV. From these third quarter sale proceeds, the Registrant distributed $359,589 to the partners and made payments totalling $379,476 on the lender financing.

During the first quarter of 1995, the earnings and distributions of the Land Partnership reached the point specified in the Partnership agreement in which the Registrant's co-general partner, Reveille, was allowed a distribution of profits, losses and distributions. Due to this sharing of the Land Partnership's profits and losses, the Registrant's income from the Land Partnership is lower compared to prior quarters where the Land Partnership's sales were comparable.

Due to the large profit earned on the sales at the Land Partnership level, the required distribution to the Lender exceeded the interest accrued through that date, generating approximately $623,000 in "additional interest," as defined by the Lender Financing agreement. There was no "additional interest" paid in the first quarter of 1994. Interest expense on the Note Payable to Affiliate is lower due to reductions in principal.

Except for the fluctuations in partnership flow through income and interest expense, the overall operations of the Registrant are comparable to prior quarters except for G & A. The credit balance in General and Administrative expense is due to a refund the Registrant received from the Land Partnership in 1994 for payment of expenses the Registrant made on behalf of the Land Partnership in 1993.

Financial Condition and Liquidity

At the present time, the Property of the Land Partnership is not under development.

At September 30, 1995, the Registrant had approximately $40,155 in funds to meet its future operational needs. Since future operations are expected to be comparable to the recent past, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for the year.

                      PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

       Exhibit 27 - Financial Data Schedule for Third Quarter of
1995

  (b)  No 8-K's have been filed during this quarter.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NORTH BY NORTHEAST, LTD.

                                    By:   222 NORTH, LTD.
                                          General Partner


                                        By: 222 Partners, Inc.
                                            General Partner

Date: November 13, 1995                 By:/s/ Steven D. Ezell
                                            ___________________
                                               Steven D. Ezell
                                               President


Date: November 13, 1995                 By:/s/ Michael A. Hartley
                                           ______________________
                                               Michael A. Hartley
                                               Secretary/Treasurer