Form 10-K405
period 1995-12-31
NORTH BY NORTHEAST LTD
filed 1996-04-09
CIK 835954

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                     For the fiscal year ended
December 31, 1995

                                or

[ ] Transition Report to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[Fee Required]
For the transition period from _______to_________

                      Commission File Number
                            33-22908-A


                     NORTH BY NORTHEAST, LTD.
(Exact name of Registrant as specified in its charter)

      Tennessee                        62-1356792
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)         Identification
                                          Number.)

One Belle Meade Place, 4400 Harding Road, Suite 500,
Nashville, Tennessee  37205
(Address of principal executive office)  (Zip Code)

Registrant's telephone number, including area code:(615) 292-1040
Securities registered pursuant to Section 12(b) of the
Act:

      Title of each class            Name of each exchange
                                      on which registered
           None                               None

        Securities registered pursuant to Section 12(g) of the Act:
               UNITS OF LIMITED PARTNERSHIP INTEREST
                         (Title of Class)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                           [ X ]

      The aggregate sales price of the Units of Limited
Partnership Interest to non-affiliates was $1,875,000 as of February, 29, 1996. This does not reflect market value, but is the price at which these Units of Limited
Partnership Interest were sold to the public. There is no current market for these Units.

                DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated September 1, 1988, as filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

                              PART I
Item 1.  Business

      North by Northeast, Ltd. (the "Registrant"), is a
Tennessee limited partnership organized on June 27, 1988, pursuant to the provisions of the Tennessee
Uniform Limited Partnership Act, Chapter 2, Title 61,
Tennessee Code Annotated, as amended.  The General
Partner of Registrant is 222 North, Ltd., whose general partners are 222 Partners, Inc., Steven D. Ezell, and
Michael A. Hartley.

      The Registrant's primary business is to
participate as a  general partner in North By Northeast
Land Partners (the "Land Partnership"), a general partnership formed with Reveille Industrial #3 Limited
Partnership ("Reveille"), a Trammell Crow entity.  The
Land Partnership acquires, develops and disposes of certain real properties near Indianapolis, Indiana (the
"Property"). In 1994, the Registrant also acquired a limited partnership interest in Northeast Building IV, L.P., an unaffiliated Indiana limited partnership, from a sale. Northeast Building IV purchased land from the Land Partnership to construct, lease and sell warehouse space in the North by Northeast Business Park. This partnership was dissolved in 1995, and the Registrant received a distribution resulting in a $174,000 gain on its original $310,000 investment.

      The Registrant's investment objectives are preservation of capital and capital appreciation through investing in partnerships that invest in real estate which will appreciate through the passage of time, growth in the surrounding areas and the development of the Properties prior to resale.

Financial Information About Industry Segments

      The Registrant's activity, investment in partnerships that invest in land, is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 - Selected
Financial Data.

Narrative Description of Business

      Due to the nature of the Registrant's business, the activity of the Registrant revolves around the operations of the Land Partnership and Northeast
Building IV.


North by Northeast Land Partners

      As of December 31, 1995, the Land Partnership owned approximately 10 acres of land (the "Property") in the Town of Fishers, Hamilton County, Indiana, just outside the Indianapolis city limits. The majority of the development of the Property was completed in 1990.
The construction of the NNE Boulevard extension began in 1991 and was completed in 1993. All other development on the Property pertained to sales and included grading and other sitework and extending roads and utilities.

      Approximately 7 acres of the property is zoned for small business use or warehouse use and 3 acres is zoned for commercial use. The portion zoned for small business or warehouse use continues to be surrounded by a significant amount of competition. The largest competition for land sales and build-to-suit type sales is Crosspointe, a 300 acre business park at the northwest corner of Interstate 69 and 96th Street. In addition, Exit 5 Business Park, two miles north of the Property has competitive land. Castleton Business
Park, one-half mile south of the Property, is the largest competitor for leased space. The Land
Partnership's Property offers better access to purchasers and anticipated pricing is similar.

      Wal-Mart and Sam's Wholesale continue to bring heavy traffic to the area. The widening of 96th Street to five lanes by the Town of Fishers has also attracted many potential buyers to the area. There is little competition within the Castleton area for the approximately 3 acres zoned for commercial use at North By Northeast. While a few smaller parcels are available in the vicinity of the Castleton Square Mall, approximately 1.5 miles southeast of the property, the majority of the undeveloped land has been absorbed by strip center development that has occurred over the last ten years. Hence, large, zoned parcels of vacant land are scarce. Along 96th Street near the Interstate
69 interchange, approximately 30 acres across 96th
Street have been rezoned for retail use and will be competition for the Land Partnership.

      The majority of the proceeds used to invest in the Land Partnership where from a $4,719,375 participating mortgage note (the "Lender Financing") to North
Lenders, Ltd.(the "Lender"), an affiliated partnership sharing the same General Partner. The principal balance accrues interest at a simple interest rate of 10% per annum and matures on December 31, 2002. Prior to maturity, the Registrant is not required to make any payments with respect to the Lender Financing, except upon the sale, exchange or condemnation of all or any portion of the Property. From sale proceeds, the Lender receives a priority return of interest and principal, and 50% of the "Net Revenues", if any. Net revenues, as defined by the Participating Loan
Agreement, represent the difference between cash proceeds earned and the following, in this order: 1) accrued but unpaid interest and Applicable Principal
Balances; 2) accrued preferred return (12%) on the net offering proceeds of the Registrant; and 3) the Applicable Equity Balance. The Registrant has made principal payments totalling $4,372,697, including
$978,835 in 1995, leaving a principal balance of $346,678 outstanding at December 31, 1995.

Northeast Building IV

      In March, 1994, the Registrant received a limited
partnership interest in  Northeast Building IV from the
sale of 7 acres in the North by Northeast Business
Park.   This investment represents a 13.644% interest
in capital, 10% interest in all operating cash flows, and upon sale or refinancing of the building, a priority return of capital and 7.5% of any profits.
Northeast Building IV constructed a 180,000 square foot warehouse building. The building was sold during the third quarter of 1995. The partnership was dissolved and the Registrant received about $485,000, yielding a $174,382 gain on the sale of the investment.

      The Registrant has no employees. The Registrant's and the Land Partnership's administration services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General Partner.

Item 2.  Properties

      As of December 31, 1995, the Land Partnership owned approximately 10 acres of land in the Town of Fishers, Hamilton County, Indiana, just outside the
Indianapolis city limits. The property lies at the intersection of Interstate 69 and 96th Street. During
1989, the Property was annexed by the Town of Fishers and zoned for interstate business allowing for the intended development. Also, sewer availability has been obtained from the new expanded Town of Fishers sewer system. The Land Partnership's property is subject to a mortgage held by the North Lenders, Ltd.

Item 3.  Legal Proceedings

      Registrant is not a party to, nor is any of Land
Partnership's property the subject of, any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security
Holders

      The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

                              PART II

Item 5.  Market for Registrant's Units of Limited
Partnership Interest and Related Security Holder
Matters

     There is no established market for the Units and it is not anticipated that any will exist in the future.
As of February 29, 1996, there were 154 holders of record of the 1,875 units of limited partnership interests.

     From the Land Partnership distributions in 1995,
1994, and 1993, $1.6 million, $2.3 million, and $1.2
million, respectively, were paid to the Lender as accrued interest and applicable principal in accordance with the Lender Financing. In 1995, 1994, and 1993,
$988,870, $1,451,734 and $189,394, respectively, were
distributed to the partners of the Registrant.

     There are no material restrictions upon
Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement, other than available resources and the Partnership's obligations to North Lenders, Ltd. with respect to the Lender
Financing as described in Item 1 Narrative Description of the Business.


Item 6.  Selected Financial Data

                          For the Period Ended
                              December 31,
                          1995          1994        1993         1992       1991

Total Income          $687,924    $1,242,420    $602,688     $189,395   $301,946
Net Earnings(Loss)      11,477       748,885     267,559    (219,379)   (80,659)
Net Earnings(Loss)        6.12        399.41      142.70     (117.00)    (43.02)
      per unit
Total Assets           503,952     2,467,183   4,995,825    5,804,239  5,990,061
Notes Payable          346,678     1,325,513   2,863,565    3,557,204  3,557,204
 to Affiliate
Distributions          988,870     1,451,734     189,394          -0-        -0-
 to Partners

Item 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations

Results of Operations

     Due to the nature of the Registrant, the majority of its activity on a regular basis is to accrue interest on the Lender Financing and to reflect the activity of the investment in the Land Partnership and Northeast Building IV.

1995 Sales

     The Land Partnership sold approximately 20 acres for $3,209,564. The most significant of these sales was a 17 acre sale to a commercial user in January, 1995. Approximately $300,000 was retained for development and operating expenses and the remaining
$2.5 million in net proceeds were distributed to the partners. The proceeds distributed from this sale allowed the Land Partnership to fully return all capital and preferred return to the Registrant. As stated in the Land Partnership Agreement, all future profit and cash distributions will be divided equally between the Registrant and Reveille. From these distributions, the Registrant received approximately
$2.1 million and Reveille received approximately
$400,000.

     Northeast Building IV sold its land and building, and the Registrant received approximately $485,000, compared to its investment of $310,618.

     These Land and Building partnership distributions enabled the Registrant to make interest and principal payments on the Lender Financing of $1.6 million and to distribute approximately $1 million to its partners.

1994 Sales

     In 1994, the Land Partnership sold approximately
43.5 acres for $4.9 million.  Sale proceeds from one of
the sales included an equity interest in the purchaser
and $193,292 in cash.  For more information regarding
this sale to Northeast Building IV, refer to Item 1 -
Narrative Description of the Business.   Also in 1994,
the Land Partnership recognized deferred gain of $28,550 due to the completion of infrastructure work required by the sale. From these proceeds, $3.8 million was distributed to the Registrant, and the remaining proceeds were retained for development and operating costs. The Registrant made interest and principal payments on the Lender Financing of $2.3 million and distributed $1.4 million to its partners.

     In 1993, the Land Partnership sold 12 acres for
$1.8 million. From the net proceeds, $125,000 was retained for development and $1.4 million was distributed to the Registrant and $71,402 to Reveille, in accordance with the partnership agreement, the remaining proceeds were retained to meet operating expenses. The Registrant paid $1.2 in interest and principal payments to the Lender and distributed
$189,394 to the Partners.


Comparative Analysis

     Overall operations of the Registrant remained comparable to prior years except for the fluctuations in equity in income of partnerships and interest expense. The equity in income of partnerships is directly related to land sales at the Land Partnership level and the involvement in 1995 and 1994 of Northeast
Building IV.  Please refer to Item 14 and the Financial
Statements of Subsidiary not consolidated for detailed information regarding the income of the Land
Partnership.

      Interest expense includes interest accrued on the principal balance and additional interest, if any, as defined in Item 1 Narrative Description of the Business. The Registrant paid additional interest of $622,696, $239,237 and $0 in 1995, 1994, and 1993,
respectively. Accrued interest income has declined through the years due to the reduction in principal balances.

Financial Position and Liquidity

     At February 29, 1996, the Registrant had $39,880 in cash and cash equivalents to meet its 1996 operational needs which are expected to remain comparable to 1995.
Therefore, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for 1996.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (Statement
121). It requires that long-lived assets that are to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. If quoted prices are not available, the estimated fair value is determined using the best information available. After implementation, any material impairments must be recorded to reflect an excess of the carrying amount over the estimated fair value.
Statement 121 is applicable for fiscal years beginning after December 15, 1995, and it will be implemented prospectively by the Registrant effective January 1, 1996. Implementation of Statement 121 is not expected to have a material impact on the financial statements of the Registrant.

Item 8.  Financial Statement and Supplementary Data

     The Financial Statements required by Item 8 are filed at the end of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                             PART III

Item 10.  Directors and Executive Officers of the
Registrant

     Registrant does not have any directors or officers.
222 North, Ltd. is the General Partner.  Steven D.
Ezell, Michael A. Hartley and 222 Partners, Inc. are the general partners of the General Partner and as such have general responsibility and ultimate authority in matters affecting Registrant's business.

The General Partners of 222 North, L.P. are as follows:

Steven D. Ezell

     Steven D. Ezell, age 43, is a general partner of 222 North, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President.
Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 36, is a general partner of 222 North, Ltd., and is Secretary/ Treasurer and Vice
President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation.
Prior to joining Landmark, Mr. Hartley was Vice
President of Dean Witter Realty Inc., a New York-based real estate investment firm.

 222 Partners Inc.

     222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate limited partnerships. Steven D. Ezell is the sole shareholder of 222 Partners, Inc. The directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D.
Ezell and Michael A. Hartley. All officers are elected by the Board of Directors and serve until their successors are elected and qualified.

Other directors of 222 Partners, Inc are:

     W. Gerald Ezell, age 65, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985,
Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts
Incorporated, a wholly owned subsidiary of Fidelity
Mutual Life Insurance Company.


Item 11.  Executive Compensation

     During 1995, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the profits, losses, and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial
Owners and Management

     As of February 29, 1996, no person or "group" (as that term is used in Section 3 (d)(3) of the Securities
Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no partners of 222 North, Ltd. or directors of 222
Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related
Transactions

     No affiliated entities have, for the year ending
December 31, 1995 earned or received compensation or payments for services from the Registrant in excess of $60,000. For a list of all transactions paid to affiliates for the Registrant and the Land Partnership see Note 2 to the Financial Statements.

     The Registrant had a note payable balance of $346,678 and accrued interest of $11,186 to North
Lenders, L.P., an affiliated partnership, at December
31, 1995.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K

 (a)  (1)   Financial Statements

            Independent Auditors' Report               F-1

            Financial Statements
                       Balance Sheets                  F-2
                       Statements of Operations        F-3
                       Statements of Partners' Equity  F-4
                       Statements of Cash Flows        F-5
                       Notes to Financial Statements   F-6


      (3)   Exhibits
                 3    Amended and Restated Certificate and
                      Agreement of Limited Partnership,
                      incorporated by reference to Exhibit
                      A1 to the Prospectus of Registrant
                      dated September 1, 1988 filed
                      pursuant to Rule 424 (b) of the
                      Securities and Exchange Commission.

                 10A   Loan Agreement by and among North
                      By Northeast, Ltd. and North Lenders,
                      Ltd., incorporated by reference to
                      Exhibit 10.1 to Registrant's
                      Form S-18 Registration Statement as
                      filed on July 19, 1988.

                 10B  Deed of Trust and Security
                      Agreement by and among North Lenders,
                      Ltd. and the Registrant, incorporated
                      by reference to  Exhibit 10.2 of the
                      Registrant's Form S-18 Registration
                      Statement as filed on July 19, 1988.

                 10C  Participating Mortgage Note of
                      North By Northeast, Ltd. to North
                      Lenders, Ltd., incorporated by
                      reference to Exhibit 10.3 to
                      Registrant's Form S-18 Registration
                      Statement as filed on July 19, 1988.

                 22   Subsidiaries-Registrant has no
                      subsidiaries.

                 27   Financial Data Schedule

     (b)   See Exhibits listed in Item 14(a)(3) above.

     (c) Financial Statements of subsidiaries not consolidated.


           North By Northeast Land Partners
                 Independent Auditors' Report          M-1
                 Balance Sheets                        M-2
                 Statements of Earnings                M-3
                 Statements in Partners' Equity        M-4
                 Statements of Cash Flows              M-5
                 Notes to Financial Statements         M-6

All other Schedules have been omitted because they are inapplicable, not required or the information is included in the Financial Statements or notes thereto.

     (d) No reports on Form 8-K have been filed during the last quarter of 1995.

                            SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              NORTH BY NORTHEAST, LTD.
                              By:  222 North, Ltd.
                                   General Partner



DATE:  April 1, 1996          By:  /s/ Steven D. Ezell
                                    General Partner



DATE:  April 1, 1996          By: /s/ Michael A. Hartley
                                    General Partner


                              By:   222 Partners, Inc.
                                    General Partner



DATE:  April 1, 1995                By:/s/ Michael A. Hartley
                                    Secretary/Treasurer

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              NORTH BY NORTHEAST, LTD.
                              By:  222 North, Ltd.
                                   General Partner



DATE:  April 1, 1996         By: /s/ Steven D. Ezell
                                    Steven D. Ezell
                                    General Partner



DATE:  April 1, 1996          By: /s/ Michael A. Hartley
                                    Michael A. Hartley
                                    General Partner


                              By:   222 Partners, Inc.
                                    General Partner



DATE:  April 1, 1996                By:/s/ Michael A. Hartley
                                          Secretary/Treasurer



     Supplement Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities
Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                  Independent Auditors' Report



The Partners
North By Northeast, Ltd.:


We have audited the accompanying balance sheets of North By Northeast, Ltd. (a limited partnership) as of
December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended
December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North By Northeast, Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 7, the Partnership adopted in 1995 the provisions of Statement of Financial
Accounting Standards No. 107, Disclosures about Fair
Value of Financial Instruments.


                                 KPMG Peat Marwick LLP


Nashville, Tennessee
January 19, 1996
                              F-1

                     NORTH BY NORTHEAST, LTD.
                      (A Limited Partnership)

                          Balance Sheets

                    December 31, 1995 and 1994



              Assets                            1995        1994
              ______                            _____       _____
Cash and cash equivalents (note 4)            $42,479      53,208
Investment in partnerships
   (notes 3 and 4)                            461,473   2,413,975
                                             ________    ________
            Total assets                  $   503,952   2,467,183
                                             ========    ========


    Liabilities and Partners' Equity

Note payable to affiliate (note 4)            346,678   1,325,513
Accrued interest payable to
   affiliate (note 4)                          11,186      18,158
Accounts payable                                 -             31
                                             ________    ________
            Total liabilities                 357,864   1,343,702

Partners' equity                              146,088   1,123,481
                                             ________    ________
Commitments and contingencies
   (notes 3 and 4)

            Total liabilities
               and partners' equity          $503,952   2,467,183
                                             ========    ========











See accompanying notes to financial statements.

                     NORTH BY NORTHEAST, LTD.
                      (A Limited Partnership)

                     Statements of Operations

           Years ended December 31, 1995, 1994 and 1993



                                                1995         1994        1993
                                                ____         ____        ____
Equity in income of partnerships
   (note 3)                                  $509,134    1,233,519     601,423
Gain on sale of partnership
   (note 3)                                   174,382        -            -
Other income                                      -          7,294        -
Interest income                                 4,408        1,607       1,265
                                             ________      _______     _______
             Total income                     687,924    1,242,420     602,688

Expenses:
   Legal and accounting (note 2)                8,186        7,219       6,006
   General and administrative                   1,598        2,052         979
   Interest expense
      (notes 2 and 4)                         666,663      484,264     305,930
   Amortization                                 -            -          14,620
   Other management fees                        -            -           7,594
                                             ________      _______     _______
             Total expenses                   676,447      493,535     335,129
                                             ________      _______     _______
             Net earnings                     $11,477      748,885     267,559
                                             ========      =======     =======

             Net earnings
               per unit                         $6.12       399.41      142.70
                                             ========      =======     =======













See accompanying notes to financial statements.
                                     F-3

                     NORTH BY NORTHEAST, LTD.
                      (A Limited Partnership)

                  Statements of Partners' Equity

           Years ended December 31, 1995, 1994 and 1993

                                   Limited     General
                                  partners     partner       Total
                                   _______     _______       _____
Partners' equity,
   December 31, 1992         $  1,748,165         -      1,748,165

   Distributions(note 6)         (187,500)     (1,894)    (189,394)

   Net earnings                   265,665       1,894      267,559
                                 ________      ______     ________
Partners' equity,
   December 31, 1993            1,826,330         -      1,826,330

   Distributions(note 6)       (1,396,875)    (54,859)  (1,451,734)

   Net earnings                   694,026      54,859      748,885
                                 ________      ______     ________
Partners' equity,
   December 31, 1994            1,123,481         -      1,123,481

   Distributions(note 6)         (721,875)   (266,995)    (988,870)

   Net earnings                      -         11,477       11,477
                                 ________      ______     ________
Partners' equity,
   December 31, 1995         $    701,606   (255,518)      146,088
                                 ========     =======      =======













See accompanying notes to financial statements.
                                           F-4

                             NORTH BY NORTHEAST, LTD.
                              (A Limited Partnership)

                             Statements of Cash Flows

                   Years ended December 31, 1995, 1994 and 1993

                                                1995         1994        1993

                                                ____         ____        ____
Cash flows from operating activities:
       Net earnings                           $11,477      748,885     267,559
   Adjustments to reconcile
       net earnings (loss) to
       net cash used by
       operating activities:
          Income from investments
          in partnerships                   (509,134)  (1,233,519)   (601,423)
          Gain on sale of
          partnership                       (174,382)         -           -
          Amortization                           -            -         14,620
          Decrease in accrued
          interest payable
          to affiliate                        (6,972)    (287,772)   (192,940)
          (Decrease) increase
          in accounts payable                    (31)           31        -
                                              _______      _______     _______
          Total adjustments                 (690,519)  (1,521,260)   (779,743)
                                              _______      _______     _______
          Net cash used by
            operating
            activities                      (679,042)    (772,375)   (512,184)
                                              _______      _______     _______
Cash flows from investing
   activities - distributions
   from partnerships, net of
   noncash transaction                      2,636,018    3,774,921   1,389,807
                                              _______      _______     _______
Cash flows from financing activities:
   Distributions to partners                (988,870)  (1,451,734)   (189,394)
   Payment of notes payable
       to affiliates                        (978,835)  (1,538,052)   (693,639)
                                              _______      _______     _______
       Net cash used by
         financing
         activities                       (1,967,705)  (2,989,786)   (883,033)
                                              _______      _______     _______
       Net (decrease)
         increase in cash
       and cash equivalents                  (10,729)       12,760     (5,410)

Cash and cash equivalents
   at beginning of year                        53,208       40,448      45,858
                                              _______      _______     _______
Cash and cash equivalents
   at end of year                             $42,479       53,208      40,448
                                              =======      =======     =======

See accompanying notes to financial statements.
                                            F-5

                             NORTH BY NORTHEAST, LTD.
                              (A Limited Partnership)

                        Statements of Cash Flows, Continued

                   Years ended December 31, 1995, 1994 and 1993


                                                 1995         1994        1993
                                                 ____         ____        ____
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the
       year for interest                     $673,635      772,036     498,870
                                              =======      =======        =======

During 1994, North by Northeast Land Partners distributed an investment in Northeast Building IV, L.P., which had an estimated value of $310,948, to North by Northeast, Ltd. See note 3 for additional information.

                     NORTH BY NORTHEAST, LTD.
                      (A Limited Partnership)

                   Notes to Financial Statements

                    December 31, 1995 and 1994



(1)Summary of Significant Accounting Policies

    (a) Organization

         North By Northeast, Ltd. (the Partnership) was organized on June 27, 1988 to participate as a general partner in North By Northeast Land
         Partners (the Land Partnership) and other affiliated partnerships. On October 18, 1988, the Land Partnership acquired an undeveloped tract of land in Indianapolis, Indiana for the purpose of developing and selling parcels of real estate. The General Partner is 222 North,
         Ltd., whose general partners are 222 Partners, Inc., Steven D. Ezell and Michael A. Hartley
         (see note 5).

    (b) Income Taxes

         The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership. No provision has or will be made for Federal or state income taxes since such taxes are the personal responsibility of the partners.


    (c) Investment in Partnerships

         Investment in North By Northeast Land Partners is accounted for using the equity method.
         Accordingly, the Partnership's investment has been adjusted to reflect its proportionate share of profits, losses, and distributions.
         Interest incurred on notes payable attributable to investment in the Land Partnership was capitalized when the Land Partnership was actively developing its land. It is currently being charged to expense as the development project is substantially complete. Capitalized interest is amortized as land parcels are sold on the basis of the relative sales value of the parcels.

         Investment in Northeast Building IV, L.P. was accounted for using the cost method and was sold in 1995.

                     NORTH BY NORTHEAST, LTD.
                      (A Limited Partnership)

                   Notes to Financial Statements

                    December 31, 1995 and 1994


    (d) Partnership Allocations

         Net earnings, losses, and distributions of cash flow of the Partnership are allocated among the limited partners and general partners, in accordance with the agreement of the limited partnership.

    (e) Cash and Cash Equivalents

         The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

         Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

    (f) Estimates

         Management of the Partnership has made
         estimates and assumptions to prepare these financial statements. Actual results could differ from those estimates.

(2)      Related Party Transactions

         The General Partner and its affiliates have been actively involved in managing the investments in partnerships. Affiliates of the General Partner receive fees or commissions for performing certain services. Compensation paid for these services during 1995, 1994 and 1993 is as follows:

                                     1995        1994       1993
       Accounting fees            $1,500       1,500        1,450
       Interest expense          666,663     484,264      305,930
                                  ======      ======     ========

                     NORTH BY NORTHEAST, LTD.
                      (A Limited Partnership)

                   Notes to Financial Statements

                    December 31, 1995 and 1994

(3)    Investment in Partnerships

    Investment in partnerships include the following investments:

                                                December 31,

                                                 1995        1994
Northeast Building IV, L.P.                $     -        310,948
North By Northeast Land Partners              461,473   2,103,027
                                             ========    ========

    The Partnership has a 50% ownership interest in North By Northeast Land Partners, a general partnership. The remaining 50% is owned by an unrelated affiliate of Trammell Crow Company.
    Pursuant to the partnership agreement, the Trammell
    Crow affiliate will provide development supervision for the acquisition of the land and construction of the improvements. At December 31, 1995, development on the land is substantially complete.

    Summarized information relative to assets, liabilities, results of operations and cash flows of North By Northeast Land Partners, is presented below (in thousands):
                                         Financial Position
                                             at Year-End
                                               Assets

                                               1995         1994
                                               ____         ____
Cash and investments                           $485          230
Restricted cash                                  28           -
Land held for investment                        598        2,110
Other assets                                     -             3
                                              _____        _____
                                             $1,111        2,343
                                              =====        =====

                                                 Liabilities and
                                                 Partners'Equity

                                               1995         1994
                                               ____         ____
Accrued expenses                                $59           93
Partners' equity                              1,052        2,250
                                              _____        _____
                                             $1,111        2,343
                                              =====        =====

                     NORTH BY NORTHEAST, LTD.
                      (A Limited Partnership)

                   Notes to Financial Statements

                    December 31, 1995 and 1994

                                       Operations for the Year

                                         1995      1994     1993
Revenues:
Gain on sale of land                   $1,097     1,987      815
Other                                     363        35       41
                                         ____       ___      ___
                                        1,460     2,022      856
Operating expenses                         97       120       90
                                         ____       ___      ___
Net earnings                           $1,363     1,902      766
                                         ====      ====     ====

                                       Cash Flows for the Year

                                         1995      1994     1993

Operating activities                   $2,816     3,925    1,450
Investing activities                      (4)       (3)      (3)
Financing activities                  (2,561)   (3,775)  (1,461)

Net increase (decrease)
in cash and cash equivalents             $251       147     (14)
                                         ____      ____    _____

(Continued)

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements




A summary of activity in the Partnership's investment account and a reconciliation of the partner's equity account on the books of the investee and the Partnership's investment account follows (in thousands):

                                         1995      1994     1993
Balances, beginning of year            $1,862     4,434    5,130
Net income allocated
to Partnership                            687     1,514      694
Distributions                         (2,151)   (4,086)  (1,390)
                                         ____     _____     ____
Partner's equity account                  398     1,862    4,434
Capitalized construction
period interest at year end                63       241      521
                                         ____     _____     ____
Investment in North by
Northeast Land Partners                  $461     2,103    4,955
                                         ____     _____     ____

The Partnership is committed to contribute an additional $254,862 to the Land Partnership. However, due to retained proceeds from property sales, management of the Land Partnership does not anticipate a need for these funds.

During 1994, North by Northeast Land Partners sold 8.4 acres to Northeast Building IV, L.P., an Indiana limited partnership, for $60,000 an acre. In exchange for the acreage sold, the Land Partnership received an equity interest in the purchaser and $193,292 in cash.
The equity interest in the purchaser represents a 13.644% interest in capital, 10% interest in all operating cash flows, and upon sale or refinancing of the building, a priority return of capital and 7.5% of any profits. Because the Partnership's co-general partner in North by Northeast Land Partners decided not to participate in this investment with the Partnership, the investment was treated as a noncash distribution from North by Northeast Land Partners to North by
Northeast, Ltd. In 1995, the Partnership's interest was sold for net proceeds of $485,330 resulting in a gain of $174,382 which is included in the accompanying statement of operations.



(Continued)

                     NORTH BY NORTHEAST, LTD.
                      (A Limited Partnership)

                   Notes to Financial Statements




(4)    Note Payable to Affiliate

    The note payable to affiliate at December 31, 1995, represents a $346,678 long-term note payable to North Lenders, L.P., an affiliate sharing the same
    General Partner. The note incurs simple interest at an annual rate of 10% plus "additional interest" equal to 50% of "net revenues", as defined in the Participating Loan Agreement. During 1995 and
    1994, the Partnership recognized $622,696 and $239,237, respectively, of "additional interest" expense. The note is secured by a mortgage on land owned by the Land Partnership and by a security interest in any cash reserves or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2002. The loan agreement permits the Land
    Partnership to withhold up to 25% of the net sale proceeds for future development costs.

(5)    General Partner Bankruptcy

    On February 25, 1991, W. Gerald Ezell, a former general partner of 222 North, Ltd., elected to file for reorganization under Chapter 11 of the United
    States Bankruptcy Code. This election is designed to allow Mr. Ezell to satisfy his personal creditors in an orderly manner. The filing has no impact on the legal standing of the Partnership.

    On April 6, 1994, Mr. Ezell sold his general partnership interest in 222 North, Ltd. in accordance with bankruptcy court approved plan to liquidate his assets and satisfy his creditors. In accordance with the partnership agreement, Mr.
    Ezell's interest in 222 North, Ltd. was converted into a special limited partnership interest, and his general partner responsibilities were transferred to the remaining general partners, Steven D. Ezell, Michael A. Hartley, and 222
    Partners, Inc.  W. Gerald Ezell remains on the
    Board of 222 Partners, Inc.





(Continued)

                     NORTH BY NORTHEAST, LTD.
                      (A Limited Partnership)

                   Notes to Financial Statements




(6)    Distributions

    For the years ended December 31, 1995, 1994, and
    1993, the Partnership made distributions totaling
    $988,870, $1,451,734, and $189,394, respectively.
    Of these amounts, $721,875 ($385 per share), $1,396,875 ($745 per share), and $187,500 ($100 per share), respectively, were allocated to the limited partners. Distributions to the general partner were $266,995, $54,859, and $1,894, for the years ended December 31, 1995, 1994, and 1993,
    respectively.

(7)    Fair Value of Financial Instruments

    At December 31, 1995, the Partnership had financial instruments including cash and cash equivalents of $42,479, accrued liabilities of $11,186, and a note payable of $346,678. The carrying amounts of cash and cash equivalents, and accrued liabilities approximate fair value because of the short maturity of those financial instruments.

    The determination of the estimated fair value of note payable to affiliate was not practicable as the note agreement does not provide for a predictable cash payment stream.

                   Independent Auditors' Report



The Partners
North By Northeast Land Partners:


We have audited the accompanying balance sheets of North By Northeast Land Partners (a general partnership) as of December 31, 1995 and 1994, and the related statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North By Northeast Land Partners at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 7, the Partnership adopted in 1995 the provisions of Statement of Financial Accounting
Standards No. 107, Disclosures about Fair Value of
Financial Instruments.


                             KPMG Peat Marwick LLP


Nashville, Tennessee
January 19, 1996

                 NORTH BY NORTHEAST LAND PARTNERS
                      (A General Partnership)

                          Balance Sheets

                    December 31, 1995 and 1994

                 Assets                         1995        1994
                  _____                         _____       _____
Cash and cash equivalents (note 3)           $431,876     181,200
Restricted cash (note 1)                       27,539       -
Certificate of deposit                         53,576      49,424
Land held for investment
   (notes 3, 4 and 5)                         597,923   2,109,703
Accounts receivable                             -           2,769
                                             ________    ________
            Total assets                   $1,110,914   2,343,096
                                             ========    ========


     Liabilities and Partners' Equity

Accounts payable (note 2)                      59,260      92,943
                                             ________    ________
            Total liabilities                  59,260      92,943

Partners' equity                            1,051,654   2,250,153
                                             ________    ________
Commitments and contingencies
   (notes 2, 3 and 5)

            Total liabilities and
              partners' equity             $1,110,914   2,343,096
                                             ========    ========









See accompanying notes to financial statements.
                                  M-2

                         NORTH BY NORTHEAST LAND PARTNERS
                              (A General Partnership)

                              Statements of Earnings

                   Years ended December 31, 1995, 1994 and 1993


                                              1995           1994        1993
                                              _____          _____       _____
Revenues:
   Sales proceeds                        $3,209,564      4,875,547   1,845,320
   Cost of land sold                    (1,759,379)    (2,532,573)   (833,994)
   Selling expenses (note 2)              (353,843)      (356,303)   (196,703)
                                           ________        _______     _______
             Gain on sale
                of land                   1,096,342      1,986,671     814,623

   Other income:
      Inducement fee (note 3)               253,805           -           -
      Common area maintenance
             income                          73,650           -           -
      Interest                               28,262          8,401       5,214
      Rental income (note 4)                  -              5,139       5,139
      Miscellaneous                           7,714         21,893      31,340
                                           ________        _______     _______
                                            363,431         35,433      41,693
                                           ________        _______     _______
             Total revenues               1,459,773      2,022,104     856,316

Expenses:
   Partnership administration
      fee (note 2)                            6,000          6,000       6,000
   Legal and accounting
      (note 2)                               19,418         11,754       8,681
   Property management fee
      (note 2)                                6,000          6,000       6,000
   Other land management fees
      (note 2)                               51,927         82,370      51,282
   General and administrative
      expenses                                5,914          5,298       7,791
   Property taxes                             7,630          8,866      10,822
                                           ________        _______     _______
             Total expenses                  96,889        120,288      90,576
                                           ________        _______     _______
             Net earnings    $            1,362,884      1,901,816     765,740
                                           ========        =======     =======

See accompanying notes to financial statements.

                 NORTH BY NORTHEAST LAND PARTNERS
                      (A General Partnership)

                   Statement of Partners' Equity

           Years ended December 31, 1995, 1994 and 1993


                                              Reveille
                             North By        Industrial
                          Northeast, Ltd.     #3, L.P.      Total

Partners' equity,
   December 31, 1992       $  5,129,675          -      5,129,675

   Distributions to
      partners              (1,389,807)      (71,402) (1,461,209)
   Net earnings                 694,338        71,402     765,740
                               ________       _______    ________
Partners' equity,
   December 31, 1993          4,434,206           -     4,434,206

   Distributions to
      partners              (4,085,869)           -   (4,085,869)

   Net earnings               1,513,444       388,372   1,901,816
                               ________       _______    ________
Partners' equity,
   December 31, 1994          1,861,781       388,372   2,250,153

   Distributions to
      partners              (2,138,083)     (423,300) (2,561,383)

   Net earnings                 687,284       675,600   1,362,884
                               ________       _______    ________
Partners' equity,
   December 31, 1995       $    410,982       640,672   1,051,654
                               ========       =======    ========




See accompanying notes to financial statements.

                         NORTH BY NORTHEAST LAND PARTNERS
                              (A General Partnership)

                             Statements of Cash Flows
                   Years ended December 31, 1995, 1994 and 1993

                                             1995            1994          1993
Cash flows from operating activities:
   Net earnings                         $1,362,884      1,901,816        765,740
   Adjustments to reconcile
      net earnings to net cash
   provided by operating activities:
         Cost of land sold               1,759,379      2,532,573        833,994
         Cost of land
             improvements                (247,599)      (522,834)      (135,689)
         Increase in restricted
             cash                         (27,539)          -              -
         Decrease (increase)
         in interest receivable              -              -              1,537
         Decrease (increase)
         in accounts receivable              2,769         24,999       (26,619)
         Increase (decrease)
             in accounts payable          (33,683)         75,020         11,209
         (Decrease) increase in
             revenue applicable
         to future improvements              -           (86,550)           -
                                          ________        _______        _______
             Total adjustments           1,453,327      2,023,208        684,432
                                          ________        _______        _______
             Net cash provided
             by operating
                activities               2,816,211      3,925,024      1,450,172

Cash flows from investing activities
    - increase in certificate
      of deposit                           (4,152)        (3,362)        (3,134)
Cash flows from financing
   activities - distributions
   to partners                         (2,561,383)    (3,774,921)    (1,461,209)
                                          ________        _______        _______
             Net increase (decrease)
                in cash and cash
                equivalents                250,676        146,741       (14,171)

Cash and cash equivalents
   at beginning of year                    181,200         34,459         48,630
                                          ________        _______        _______
Cash and cash equivalents
   at end of year                         $431,876        181,200         34,459
                                          ========        =======        =======

                         NORTH BY NORTHEAST LAND PARTNERS
                              (A General Partnership)

                             Statements of Cash Flows

                   Years ended December 31, 1995, 1994 and 1993

Supplemental Disclosure of Noncash Financing and Investing
Activities:

During 1994, the Partnership distributed to North by Northeast, Ltd. an interest in a limited partnership investment received in a sale of land held for investment. The limited partnership had an estimated value of $310,948 which was the Partnership's basis in the investment.

See accompanying notes to financial statements.

                 NORTH BY NORTHEAST LAND PARTNERS
                      (A General Partnership)

                   Notes to Financial Statements

                    December 31, 1995 and 1994




(1)   Summary of Significant Accounting Policies

     (a)   Organization

         North by Northeast Land Partners (the
         Partnership) was organized by North by
         Northeast, Ltd. and Reveille Industrial #3
         Limited Partnership (RILP), an affiliate of Trammell Crow Company (Trammell Crow), each acting as general partners and each owning 50% of the partnership. The Partnership was organized on October 18, 1988 for the purpose of acquiring, developing and selling parcels of real estate near Indianapolis, Indiana.

    (b) Income Taxes

         The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership. No provision has or will be made for Federal or state income taxes since such taxes are the responsibility of the partners.

    (c) Land Held for Investment

         The Partnership acquired a tract of undeveloped land representing approximately 169 acres.
         Land held for investment is recorded at
         acquisition cost plus certain carrying costs.
         Insurance and property taxes are capitalized as carrying costs of the property during the development period. Insurance and property taxes are charged to expense once development of the property is substantially complete.
         Revenue applicable to future improvements is deferred and recognized as improvements are completed. Remaining acreage at December 31, 1995 and 1994 is approximately 11 acres and 31 acres, respectively.

                 NORTH BY NORTHEAST LAND PARTNERS
                      (A General Partnership)

                   Notes to Financial Statements






    (d) Partnership Allocations

         Net earnings, losses, and distributions of cash flow of the Partnership are allocated among the general partners in accordance with the partnership agreement.


    (e) Cash and Cash Equivalents

         The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

         Cash belonging to the Partnership is
         combined in an account with funds from
         other partnerships related to the general partner.


    (f) Restricted Cash

         At December 31, 1995, the Partnership has restricted cash balances of $27,539 representing retainage on land improvements made to land sold.



    (g) Estimates

         Management of the Partnership has made
         estimates and assumptions to prepare these financial statements. Actual results could differ from those estimates.

                 NORTH BY NORTHEAST LAND PARTNERS
                      (A General Partnership)

                   Notes to Financial Statements

(2)      Related Party Transactions

         The General Partners and their affiliates have been actively involved in managing the property. Affiliates of the General
         Partners receive fees and commissions for performing certain services. Expenses incurred for these services during 1995, 1994 and 1993 are as follows:

Payee                      Nature of Compensation     1995       1994     1993
Landmark Realty
Services Corp.               Administration fees    $6,000      6,000    6,000
                               Management fees       6,000      6,000    6,000
                              Sales commissions     45,852    100,147   52,474
                               Accounting fees         800        400      400
                              Year-end payable         400     66,875     -

Trammell Crow
Company (RILP)                Sales commissions     98,556    161,980   55,360
                              Development costs       -         7,270    5,092
                              Development fees        -         -        1,000
                               Management fees      56,387     74,454   49,230
                              Year-end payable        -         -       17,923

(3)  Land Held for Investment

    The components of land held for investment at December 31, are as follows:

                                                1995         1994

        Land and carrying costs          $    342,370    1,208,014
        Land improvements                     255,553      901,689
                                              -------    ---------
                                         $    597,923    2,109,703
                                              =======    =========

    Aggregate cost for federal income tax purposes for land held for investment was $597,923 and $2,109,703 at December 31, 1995 and 1994,
    receptively.

(Continued)

                 NORTH BY NORTHEAST LAND PARTNERS
                      (A General Partnership)

                   Notes to Financial Statements



    The Partnership's land held for investment and cash and cash equivalents serve as collateral on a note payable of North by Northeast, Ltd. to an affiliate. At December 31, 1995 and 1994, the note had an outstanding principal balance of $346,678 and $1,325,513, respectively. It bears interest at 10% plus "additional interest" equal to 50% of "net revenues" of North by Northeast, Ltd. as defined in the Participating Loan Agreement. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2002. The loan agreement permits the Partnership to withhold up to 25% of the net sales proceeds for future development costs.

    During the year ended December 31, 1995, one of the landowners in the Partnership's development requested a change in its land purchase contract to allow for additional outparcels. Management of the Partnership negotiated and received a fee of $253,805 as consideration for allowing this change.

(4)   Lease

    During 1992, the Partnership, as lessor, entered into a noncancelable operating lease for approximately 13,500 square feet of land to be used for parking. During November 1994, the land was sold, and the lease terminated. Rental income during 1994 was $5,139.

(5)   Commitments

    The Partnership was committed to make certain improvements pursuant to a 1992 sales agreement and had entered into contractual arrangements for the extension of sewer lines and asphalt paving. The sales agreement requires 110% of the estimated costs of the improvements be held in escrow when the buyer begins construction. As of December 31, 1994, construction was complete and deferred revenue of $86,550 was recognized as income. The improvements cost approximately $58,000.

                 NORTH BY NORTHEAST LAND PARTNERS
                      (A General Partnership)

                   Notes to Financial Statements

(6)   General Partner Bankruptcy

    On February 25, 1991, W. Gerald Ezell, a former general partner of 222 North, Ltd. (222 North, Ltd.
    is a general partner in North by Northeast, Ltd.), elected to file for reorganization under Chapter 11 of the United States Bankruptcy Code. This election is designed to allow Mr. Ezell to satisfy his personal creditors in an orderly manner. The filing has no impact on the legal standing of the Partnership.

    On April 6, 1994, Mr. Ezell sold his general partnership interest in 222 North, Ltd. in accordance with bankruptcy court approved plan to liquidate his assets and satisfy his creditors. In accordance with the partnership agreement, Mr.
    Ezell's interest in 222 North, Ltd. was converted into a special limited partnership interest, and his general partner responsibilities were transferred to 222 Partners, Inc., the remaining general partner. W. Gerald Ezell remains on the Board of 222 Partners, Inc.

(7)   Fair Value of Financial Instruments

    At December 31, 1995, the Partnership had financial instruments including cash and cash equivalents of $431,876, restricted cash and certificates of deposit of $81,115, and accrued liabilities of $59,260. The carrying amounts of these financial instruments approximate fair value because of the short maturity of such instruments.

Exhibits filed to Item 14(a)(3):



                     NORTH BY NORTHEAST, LTD.
                 (A Tennessee Limited Partnership)

                           Exhibit Index



            Exhibit

    3       Amended and Restated Certificate and
            Agreement of Limited Partnership,
            incorporated by reference to Exhibit A1 to the Prospectus of Registrant dated September
            1, 1988 filed pursuant to Rule 424 (b) of the Securities and Exchange Commission.

    10A     Loan Agreement by and among North By
            Northeast, Ltd. and North Lenders, Ltd., incorporated by reference to Exhibit 10.1 to Registrant's Form S-18 Registration
            Statement as filed on July 19, 1988.

    10B Deed of Trust and Security Agreement by and among North Lenders, Ltd. and the Registrant, incorporated by reference to
            Exhibit 10.2 of the Registrant's Form S-18
            Registration Statement as filed on July 19,
            1988.

    10C     Participating Mortgage Note of North By
            Northeast, Ltd. to North Lenders, Ltd.,
            incorporated by reference to Exhibit 10.3 to Registrant's Form S-18 Registration
            Statement as filed on July 19, 1988.

    22      Subsidiaries-Registrant has no subsidiaries.

    27      Financial Data Schedule