Form 10-Q
period 1996-03-31
NORTH BY NORTHEAST LTD
filed 1996-05-14
CIK 835954

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
  (As last amended in Rel. No. 31326, eff. 10/22/92.)

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  March 31, 1996
                          or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________to___________

Commission File Number:     33-22908-A

               NORTH BY NORTHEAST, LTD.
(Exact name of Registrant as specified in its charter)

Tennessee                               62-1356792
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification)

One Belle Meade Place, 4400 Harding Road, Suite 500,
Nashville, Tennessee 37201
(Address of principal executive office)      (Zip Code)

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

                                        YES    X     NO

             PART I. FINANCIAL INFORMATION

              Item 1. Financial Statement


               NORTH BY NORTHEAST, LTD.
           (A Tennessee Limited Partnership)


                 FINANCIAL STATEMENTS
       For The Three Months Ended March 31, 1996


                         INDEX



  Financial Statements

       Balance Sheets                        3
       Statements of Operations              4
       Statements of Cash Flows              5
       Notes to Financial Statements         6


               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

                     BALANCE SHEETS
                      (Unaudited)


                        ASSETS
                              March 31,    December 31,
                                1996          1995
Investment in Partnership
 (note B)                       $456,646  $  461,473

CASH                              39,783      42,479

     Total Assets               $496,429    $503,952
                                 =======     =======




           LIABILITIES AND PARTNERS' EQUITY


ACCRUED INTEREST TO AFFILIATE     19,829    11,186

NOTE PAYABLE TO AFFILIATE        346,678   346,678

PARTNERS' EQUITY                 129,922   146,088

  Total Liabilities &
   Partners' Equity             $496,429  $503,952
                                 =======   =======












          See notes to financial statements.

/TABLE

               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

                STATEMENTS OF OPERATIONS
                      (Unaudited)

                                       Quarter and
                                   Year-to-Date Ending
                                         March 31,

                                      1996         1995
REVENUES:

       Equity in income of
        Partnership              $ (4,826)     $429,575
                                  --------     --------
                                   (4,826)      429,575

EXPENSES:

       Legal & Accounting           2,677         3,000
       Interest Expense             8,643       332,354
       General & Administrative        19           595
                                  --------     --------
          Total expenses           11,339       335,949

       Net (loss) earnings       $(16,165)      $93,626
                                  ========      =======
















                See notes to financial statements

/TABLE

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                           Year-to-date
                                             March 31,

                                         1996           1995
Cash Flows from Operating Activities:

Net earnings                       $(16,165)        $93,626
Adjustments to reconcile
Net (Loss) Earnings to Net
Cash Used in operating Activities:

       Change in Accounts Payable       -               900
       Change in Accounts Receivable    -              (750)
       Loss (Income) from Investment
          in Partnership               4,826       (429,575)
            Total Adjustment           4,826       (429,425)
       Net Cash Used in
          Operating Activities       (11,339)      (335,799)

Cash Flows from Investing Activities:
       Cash Distribution received
          from Partnerships              -        1,920,206

       Net Cash provided by
          Investing Activities           -        1,920,206

Cash Flows from Financing Activities:

       Cash Distribution to Partners     -         (629,281)
       Change in Accrued Interest      8,643        (15,069)
       Principal & Interest Payments
          on Lender Financing            -         (922,830)

Net Cash (used in)/
  provided by Financing Activities     8,643     (1,567,180)

       Net Increase (Decrease) in
          Cash Equivalents            (2,696)        17,227

CASH AT JANUARY 1,                    42,479         53,208
CASH AT MARCH 31,                    $39,783        $70,435
                                     ========       =======

               See notes to financial statements.

/TABLE

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS
            For the Three Months Ended March 31, 1996
                           (Unaudited)

A.     ACCOUNTING POLICIES
       The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

B.     INVESTMENT IN LAND PARTNERSHIP
       The Partnership has 50% ownership interest in North by Northeast Land Partners, a general partnership. The remaining 50% is owned by an unrelated Trammell Crow Company entity. Summarized results of operations of the Land Partnership are presented below.

                     Statement of Operations
           For The Three Months Ending March 31, 1996
       REVENUES:
          Miscellaneous                         13,210
                                                ------
            Total Revenues                      13,210

       EXPENSES:
          Partnership Admin./Prop Mgmt. fees     3,000
          Legal and accounting fees             19,551
          General and administrative expenses      312
            Total Expenses                     $22,863

       NET EARNINGS                            $(9,653)
          Allocation to Trammell Crow entity   $(4,827)
          Income from Investment
            in Partnership                     $(4,826)
       /TABLE

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations for the Quarter ended March 31,
1996

Due to the nature of the Partnership, the majority of its activity on a regular basis is to accrue interest on the Lender Financing and to reflect the activity from the investment in North By Northeast Land
Partners. The operations of the Partnership revolve around that of the Land Partnership. Interest and principal payments are not due until property is sold at the Land Partnership level.

During the first quarter of 1995, the Land Partnership sold approximately 18 acres for approximately $3 million, while there have been no sales during the first quarter of 1996. This lack of sales explains the decrease in equity in income of Partnership. Also due to the large profit earned on the sales at the Land
Partnership level in 1995, the required distribution to the Lender exceeded the interest accrued through that date and the cumulative applicable principal payments, generating "additional interest" as defined by the Lender Financing agreement. Because there were no sales in the first quarter of 1996, there was no "additional interest" expense. In 1996, accrued interest expense on the Lender Financing decreased due to a lower debt balance.

Financial Condition and Liquidity

The General Partner does not intend to further develop the property except development required by sales contracts.

At April 30, 1996, the Registrant had $38,882 in funds to meet its future operational needs. Since future operations are expected to be comparable to the recent past, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for the year.

             PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedule for the
         First Quarter of 1996.

    (b)  No 8-K's have been filed during this quarter.

                     SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NORTH BY NORTHEAST, LTD.

                             By:  222 NORTH, LTD.
                                  General Partner



Date:  May 14, 1996          By:  /s/ Steven D. Ezell
                                  General Partner


                             By:  222 PARTNERS, INC.
                                  General Partner



Date:  May 14, 1996          By:/s/ Michael A. Hartley
                                  Secretary/Treasurer