Form 10-Q
period 1996-06-30
NORTH BY NORTHEAST LTD
filed 1996-08-14
CIK 835954

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

For the period ended  June 30, 1996
                          or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________to___________

Commission File Number:     33-22908-A

               NORTH BY NORTHEAST, LTD.
(Exact name of Registrant as specified in its charter)

Tennessee                                    62-1356792
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)         Identification)

4400 Harding Road, Suite 500, Nashville, Tennessee37201
(Address of principal executive office)      (Zip Code)

                    (615) 292-1040
 (Registrant's telephone number, including area code)

Former Address:
(Former name, former address and former fiscal year, if changed since last report.)

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


                 FINANCIAL STATEMENTS
       For The Three Months Ended June 30, 1996


                         INDEX



  Financial Statements

       Balance Sheets                                 3
       Statements of Operations                       4
       Statements of Cash Flows                       5
       Notes to Financial Statements                  6


               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

                     BALANCE SHEETS
                      (Unaudited)


                        ASSETS
                               June 30,   December 31,
                                  1996         1995
INVESTMENTS IN PARTNERSHIP
 (note 4)                     $  467,120     $  461,473

CASH                              38,492         42,479

       Total Assets             $505,612       $503,952
                                 =======        =======




           LIABILITIES AND PARTNERS' EQUITY


ACCRUED INTEREST TO AFFILIATE     28,472         11,186

NOTE PAYABLE TO AFFILIATE        346,678        346,678

PARTNERS' EQUITY                 130,462        146,088

  Total Liabilities
       & Partners' Equity       $505,612       $503,952
                                 =======        =======












          See notes to financial statements.

/TABLE

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                             Quarter to Date       Year to Date
                                      Ending June 30,
                             1996       1995      1996       1995

REVENUES:
Interest Income           $ 1,000   $ 1,773   $ 1,000    $ 1,773
Equity in income
   of Partnership          10,474    (9,283)    5,647    420,292

       Total Revenues      11,473    (7,510)    6,647    422,065


EXPENSES:

Legal & Accounting          1,790     4,137     4,467      7,137
Interest Expense            8,643    10,039    17,286     25,416
General & Administrative      500       -         520        595
Additional Interest Expense   -       2,741      -       319,718

       Total expenses      10,933    16,917    22,273    352,865

       Net (loss) earnings  $ 540  $(24,427) $(15,626)   $69,199
                        =========  =========  ========   ========

















                See notes to financial statements
/TABLE

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                               Year to date
                                                 June 30,
                                            1996           1995

Cash Flows from Operating Activities:
Net (loss) earnings                   $ (15,626)     $  69,199
Adjustments to reconcile Net (Loss) earnings
   to Net Cash Used by Operating Activities:
       Income from Investment
         in Partnership                  (5,647)      (420,292)
       Increase in Accrued Interest      17,286         25,416

       Total Adjustment                  11,639       (394,876)

Net Cash Used in Operating Activities:   (3,987)      (325,677)

Cash Flows from Investing Activities:

       Cash Distribution from Partnerships           1,925,688

Net Cash provided by Investing Activities            1,925,688

Cash Flows from Financing Activities:

   Distribution to partners                           (629,281)
   Principal and Interest Pymts.
       on Lender Financing                            (953,276)

Net Cash Used in Financing Activities               (1,582,557)

Net Increase (Decrease)
 in Cash Equivalents                     (3,987)        17,454

CASH AT JANUARY 1                        42,479         53,208

CASH AT JUNE 30                        $ 38,492    $    70,662
                                        ========       ========

               See notes to financial statements.


/TABLE

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)
                  NOTES TO FINANCIAL STATEMENTS
             For the Six Months Ended June 30, 1996
                           (Unaudited)
A. ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

B. INVESTMENT IN LAND PARTNERSHIP

   The Partnership has 50% ownership interest in North by Northeast Land Partners, a general partnership. The remaining
   50% is owned by an unrelated Trammell Crow Company entity.
   Summarized results of operations of the Land Partnership are presented below.

                     Statement of Operations
             For The Six Months Ending June 30, 1996
   REVENUES:
       Interest income                         $ 11,168
       Miscellaneous                             54,424
                                                -------
                                                 65,592
   EXPENSES:
       Partnership Admin./Prop Mgmt. fees         6,000
       Legal and accounting fees                 25,064
       Developers fees                            6,780
       General and administrative expenses          730
       Property maintenance expense              15,722
                                                -------
                                                 54,297

   NET EARNINGS                                $ 11,295
       Allocation to Trammell Crow entity         5,647
       Income from Investment in Partnership      5,647

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

During the first quarter of 1995, the Land Partnership sold approximately 18 acres for approximately $3 million, while there have been no sales during the first six months of 1996. This lack of sales explains the decrease in equity in income of Partnership. Also due to the large profit earned on the sales at the Land Partnership level in 1995, the required distribution to the Lender exceeded the interest accrued through that date, generating "additional interest" as defined by the Lender Financing agreement. Due to the lack of sale no additional interest is incurred. Interest expense for the Registrant is lower in 1996 due to principal reductions .

Except for the above mentioned fluctuations, operations of the Registrant have remained comparable and are excepted to be comparable in the future.

Financial Condition and Liquidity

The General Partner does not intend to further develop the property except development required by sales contracts.

At July 30, 1996, the Registrant had $38,492 in funds to meet its future operational needs. Since future operations are expected to be comparable to the recent past, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for the year.

                   PART II. OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K

       (a) Exhibit 27 - Financial Data Schedule

       (b) No 8-K's have been filed during this quarter.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NORTH BY NORTHEAST, LTD.

                                   By: 222 NORTH, LTD.
                                     General Partner



Date:  August 14, 1996                   By: /s/ Steven D. Ezell
                                              General Partner


                                         By: 222 PARTNERS, INC.
                                              General Partner



Date:  August 14, 1996                   By: /s/ Michael A. Hartley
                                              Secretary/Treasurer