Form 10-Q
period 1996-09-30
NORTH BY NORTHEAST LTD
filed 1996-11-14
CIK 835954

        FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                               FORM 10-Q



                              (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
            For the period ended September 30, 1996

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

   4400 Harding Road, Suite 500, Nashville, Tennessee 37205
(Address of principal executive office)(Zip Code)

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


                          FINANCIAL STATEMENTS
             For the Nine Months Ended September 30, 1996


                                  INDEX



        Financial Statements:

           Balance Sheets                         3
           Statements of Operations               4
           Statements of Cash Flows               5
           Notes to Financial Statements          6


               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

                     BALANCE SHEETS
                      (Unaudited)


                        ASSETS
                           September 30,   December 31,
                                  1996         1995
INVESTMENTS IN PARTNERSHIP
 (note B)                     $  472,257     $  461,473

CASH                              38,492         42,479

       Total Assets             $510,749       $503,952
                                 =======        =======




           LIABILITIES AND PARTNERS' EQUITY


ACCRUED INTEREST TO AFFILIATE     37,211         11,186

NOTE PAYABLE TO AFFILIATE        346,678        346,678

PARTNERS' EQUITY                 126,860        146,088

  Total Liabilities
       & Partners' Equity       $510,749       $503,952
                                 =======        =======












          See notes to financial statements.

/TABLE


                        NORTH BY NORTHEAST, LTD.
                         (A Limited Partnership)

               STATEMENTS OF OPERATIONS
                      (Unaudited)



                    Quarter Ending      Year to Date
Ending
                     September 30,      September 30,
                   ________________
___________________
                    1996      1995     1996       1995


REVENUE:

 Equity in Income
 of Partnership     5,137   217,182  10,784     637,475
 Interest Income        -         -   1,000       1,773

     Total Revenue  5,137   217,182  11,784     639,248


EXPENSES:

Interest            8,739     9,813  26,025      35,229
Additional Interest     -   302,978       -     622,696
Legal & Accounting
Fees                    -     1,049   4,467       8,186
General & Admin.
Expenses                -     1,023     520       1,619

Total Expenses      8,739   314,863  31,012     667,730

NET INCOME (LOSS)$(3,602)  (97,681)(19,228)    (28,482)









                       See notes to financial statements


               NORTH BY NORTHEAST, LTD.
                    (A Limited Partnership)

                   STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                        Year-to-date
                                        September 30,
                                     1996           1995

Cash Flows from Operating Activities:

 Net Income                      $(19,228)         (28,482)
 Adjustments to reconcile
 Net Income to Net Cash used in
 Operating Activities:

 Change in Accounts Payable          -                 300
Accrued Interest                   26,025           35,229
Gain from Investment in Partnership(10,784)       (637,475)

Total Adjustments                 (15,241)        (601,946)

Net Cash used in Operating Activities(3,987)      (630,428)

Cash Flows from Investing Activities:

Cash Distribution from Partnership   -           2,636,019

Cash Flows from Financing Activities:

Distribution to Partners             -            (988,870)
Interest Pymts. on Lender Financing  -             (50,939)
Principle Pymts. on Lender Financing -            (978,835)

Net Cash used in Financing Activities-          (2,018,644)

         Net Increase/(Decrease) in
         Cash and Cash Equivalents (3,987)         (13,053)

CASH AT JANUARY 1,                 42,479           53,208

CASH AT SEPTEMBER 30,         $    38,492           40,155
                                  ========         ========

                      See notes to financial statements.

                   NORTH BY NORTHEAST, LTD.
                    (A Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS

         For the Nine Months Ended September 30, 1996
                          (Unaudited)


A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.INVESTMENT IN LAND PARTNERSHIP

The Partnership has 50% ownership interest in North by Northeast Land Partners, a general partnership. The remaining 50% is owned by an unrelated Trammell Crow Company entity. Summarized results of operations of the Land Partnership are presented below.

                   Statement of Operations
        For The Nine Months Ending September 30, 1996
REVENUES:

Interest income                                     11,167
Miscellaneous                                       70,212
         Total Revenues                             81,379

EXPENSES:

Partnership Admin./Prop Mgmt. fees                   9,000
Legal and accounting fees                           25,662
Developers fees                                      6,780
General and administrative expenses                    730
Property maintenance expense                        17,639
Property taxes
         Total Expenses                             59,811

NET EARNINGS                                        21,568

Allocation to Trammell Crow entity                 10,784
Income from Investment in Partnership              $10,784


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

There have been no land sales at the Land Partnership level during 1996. During 1995, the Land Partnership sold approximately 20 acres for approximately $3.2 million. Due to the large profit earned on the 1995 sales, the Registrant's required distribution to the Lender exceeded the interest accrued through that date, generating "additional interest" as defined by the Lender Financing agreement. Due to the lack of sales in 1996, no additional interest is incurred. Interest expense for the Registrant is lower in 1996 due to principal reductions .

Except for the above mentioned fluctuations, operations of the Registrant have remained comparable and are expected to be comparable in the future.

Financial Condition and Liquidity

The General Partner does not intend to further develop the property except development required by sales contracts.

At October 31, 1996, the Registrant had $38,492 in funds to meet its future operational needs. Since future operations are expected to be comparable to the recent past, the General
Partner believes that the present cash balance will be sufficient to cover the operating expenses for the year.

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


                                    NORTH BY NORTHEAST, LTD.

                                    By:   222 NORTH, LTD.
                                          General Partner



Date: November 14, 1996                 By:/s/ Steven D. Ezell
                                               President


                                        By:    222 Partners,
Inc.
                                               General Partner



Date: November 14, 1996                 By:/s/ Michael A.
Hartley

Secretary/Treasurer