Form 10-K405
period 1996-12-31
NORTH BY NORTHEAST LTD
filed 1997-03-28
CIK 835954

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1996

                               or

[ ] Transition Report to Section 13 or 15(d) of the Securities
Exchange Act of 1934
[Fee Required]
For the transition period from _______to_______

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

Registrant's telephone number, including area code: (615) 292-1040 Securities registered pursuant to Section 12(b) of the Act:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        [X]

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $1,875,000 as of February 28, 1997. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

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

     The Registrant's primary business is to participate as a general partner in North By Northeast Land Partners (the "Land Partnership"), a general partnership formed with Reveille Industrial #3 Limited Partnership ("Reveille"), a Trammell Crow entity. The Land Partnership acquires, develops and disposes of certain real properties near Indianapolis, Indiana (the "Property"). In 1994, the Registrant also acquired a limited partnership interest in Northeast Building IV, L.P., an unaffiliated Indiana limited partnership. Northeast Building IV purchased land and constructed, leased and sold a warehouse building in 1995.

     The Registrants' investment objectives are preservation of capital and capital appreciation through investing in partnerships that invest in real estate which will appreciate through the passage of time, growth in the surrounding areas and the development of the Properties prior to resale.

Financial Information About Industry Segment

     The Registrant's activity, investment in partnerships that invest in land, is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 - Selected Financial Data.

Narrative Description of Business

     Due to the nature of the Registrant's business, the activity of the Registrant revolves around the operations of the Land
Partnership.

North by Northeast Land Partners

      As of December 31, 1996, the Land Partnership owned approximately 10 acres of land (the "Property") in the Town of Fishers, Hamilton County, Indiana, just outside the Indianapolis city limits. The majority of the development of the Property was completed in 1993. All other development on the Property pertained to sales and included grading and other sitework and extending roads and utilities:

     Approximately 7 acres of the property are zoned for small business use or warehouse use and 3 acres are zoned for commercial use. The portion zoned for small business or warehouse use continues to be surrounded by a significant amount of competition. The largest competition for land sales and build-to-suit type sales is Crosspointe, a 300 acre business park at the northwest corner of Interstate 69 and 96th Street. In addition, Exit 5 Business Park, two miles north of the Property has competitive land. Castleton Business Park, one-half mile south of the Property, is the largest competitor for leased space. The Land Partnership's Property offers better access to purchasers and pricing is similar.

     Wal-Mart and Sam's Wholesale continue to bring heavy traffic to the area. The widening of 96th Street to five lanes by the Town of Fishers has also attracted many potential buyers to the area. There is little competition within the Castleton area for the approximately 3 acres zoned for commercial use at North By Northeast. While a few smaller parcels are available in the vicinity of the Castleton Square Mall, approximately 1.5 miles southeast of the property, the majority of the undeveloped land has been absorbed by strip center development that has occurred over the last ten years. Hence, large, zoned parcels of vacant land are scarce. Approximately 30 acres across 96th Street are under development for retail use and will be competition for the Land Partnership.

     The majority of the proceeds used to invest in the Land Partnership were from a $4,719,375 participating mortgage note (the "Lender Financing") from North Lenders, L.P. (the "Lender"), an affiliated partnership sharing the same General Partner. The principal balance accrues interest at a simple interest rate of 10% per annum and matures on December 31, 2002. Prior to maturity, the Registrant is not required to make any payments with respect to the Lender Financing, except upon the sale, exchange or condemnation of all or any portion of the Property. From sale proceeds, the Lender receives a priority return of interest and principal, and 50% of the "Net Revenues", if any. Net revenues, as defined by the participating loan agreement, represent the difference between cash proceeds earned and the following, in this order: 1) accrued but unpaid interest and applicable principal balances; 2) accrued preferred return (12%) on the net offering proceeds of the Registrant; and 3) the applicable equity balance. The Registrant has made principal payments totalling $4,535,486, including $162,789 in 1996, leaving a principal balance of $183,889 outstanding at December 31, 1996.

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

Item 2.  Properties

     As of December 31, 1996, the Land Partnership owned approximately 10 acres of land in the Town of Fishers, Hamilton County, Indiana, just outside the Indianapolis city limits. The property lies at the intersection of Interstate 69 and 96th Street. During 1989, the Property was annexed by the Town of Fishers and zoned for interstate business allowing for the intended development. The Land Partnership's property is subject to a mortgage held by North Lenders, L.P.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

     There is no established market for the units and it is not anticipated that any will exist in the future. As of February 28, 1997, there were 154 holders of record of the 1,875 units of limited partnership interest.

     In 1996, 1995, and 1994, $200,000, $1.6 million, and $2.3
million, respectively, were paid to the Lender as accrued interest and applicable principal in accordance with the Lender Financing. In 1995 and 1994, $988,870, and $1,451,734, respectively, were distributed to the partners of the Registrant. In 1996, there were no distributions.

     There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement, other than available resources and the Partnership's obligations to North Lenders, L.P. with respect to the Lender Financing as described in
Item 1 Narrative Description of the Business.

Item 6.  Selected Financial Data

                       For the Year Ended
                          December 31,

                    1996      1995      1994      1993      1992

Total income     $4,775    687,924 1,242,420   602,688   189,395
Net (loss)
 earnings       (30,822)    11,477   748,885   267,559  (219,379)
Net (loss) earnings
  per limited
  partner unit   (16.44)       -      370.15    142.70   (117.00)
Total assets    303,740    503,952 2,467,183 4,995,825 5,804,239
Notes payable
  to affiliate  183,889    346,678 1,325,513 2,863,565 3,557,204
Distributions        -     988,870 1,451,734   189,394       -
Distributions per
  limited partner
  unit               -         385       745       -         -

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Due to the nature of the Registrant, the majority of its activity on a regular basis is to accrued interest payable on the Lender Financing and to reflect the activity of the investments in the Land Partnership and Northeast Building IV.

Sales

     There were no land sales at the Land Partnership in 1996.

     In 1995, the Land Partnership sold approximately 20 acres for $3,209,564. Approximately $300,000 was retained for development and operating expenses and the remaining $2.5 million in net proceeds were distributed to the partners. Also in 1995, Northeast Building IV sold its land and building, and the Registrant received approximately $485,000, resulting in a $174,000 gain on its original $310,000 investment.

     These Land and Building partnership distributions enabled the Registrant to make interest and principal payments on the Lender
Financing of $1.6 million and to distribute approximately $1 million to its partners in 1995.

     In 1994, the Land Partnership sold approximately 43.5 acres for $4.9 million. From these proceeds, $4.1 million was distributed to the Registrant, and the remaining proceeds were retained for development and operating costs. The Registrant made interest and principal payments on the Lender Financing of $2.3 million and distributed $1.4 million to its partners.

Analysis of Operations

     Overall operations of the Registrant remained comparable to prior years except for the fluctuations in equity in income of partnerships and interest expense. The equity in income of partnerships is directly related to land sales at the Land Partnership and the involvement in 1995 and 1994 of Northeast Building IV. Please refer to Item 14 and the separate Financial Statements of the Land Partnership.

     Interest expense includes interest accrued on the principal balance and additional interest, if any, as defined in Item 1. The Registrant paid additional interest of $622,696 and $239,237 in 1995 and 1994, respectively. No additional interest was paid in 1996. Accrued interest expense has declined through the years due to the reduction in principal balances.

Financial Position and Liquidity

     At December 31, 1996, the Registrant had $29,358 in cash and cash equivalents to meet its 1997 operational needs which are expected to remain comparable to 1996. Therefore, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for 1997.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements required by Item 8 are filed at the end of this Report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

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

The General Partners of 222 North, Ltd. are as follows:

Steven D. Ezell

     Steven D. Ezell, age 44, is a general partner of 222 North, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 37, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

222 Partners Inc.

     222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. Steven D. Ezell is the sole shareholder of 222 Partners, Inc. The directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D. Ezell, and Michael A. Hartley. All officers are elected by the Board of Directors and serve until their successors are elected and qualified.

Other directors of 222 Partners, Inc. are as follows:

     W. Gerald Ezell, age 66, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been, for over 20 years, an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

     During 1996, Registrant was not required to and did not pay remuneration to any executives, partners of the general partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The general partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1997 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ended December 31, 1996, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a list of all transactions paid to affiliates for the Registrant and the Land
Partnership see Note 2 to the Financial Statements.

     The Registrant had a note payable balance of $183,889 and accrued interest of $4,585 to North Lenders, L.P., an affiliated partnership, at December 31, 1996.

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

            10A Loan Agreement by and among North By Northeast, Ltd. and North Lenders, L.P., incorporated by reference to Exhibit 10.1 to Registrant's Form S-18 Registration Statement as filed on July 19, 1988.

            10B Deed of Trust and Security Agreement by and among North Lenders, L.P. and the Registrant, incorporated by reference to exhibit 10.2 of the Registrant's Form S-18 Registration Statement as filed on July 19, 1988.

            10C Participating Mortgage Note of North By Northeast, Ltd. to North Lenders, L.P., incorporated by reference to Exhibit 10.3 to Registrant's Form S-18 Registration Statement as filed on July 19, 1988.

            22   Subsidiaries-Registrant has no subsidiaries.

            27   Financial Data Schedule

(b)    No reports on Form 8-K have been filed during the last
            quarter of 1996.

(c)    See Exhibits listed in Item 14(a) (3) above.

(d)    Financial Statements of subsidiaries not consolidated.

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

                                   NORTH BY NORTHEAST, LTD.
                                   By:  222 North, Ltd.
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 27, 1997                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   NORTH BY NORTHEAST, LTD.
                                   By:  222 North, Ltd.
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 27, 1997                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Supplement Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                  Independent Auditors' Report

The Partners
North By Northeast, Ltd.:

We have audited the accompanying balance sheets of North By Northeast, Ltd. (a limited partnership) as of December , 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North By Northeast, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                   KPMG Peat Marwick LLP

Nashville, Tennessee
January 20, 1997

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1996 and 1995


            Assets                           1996          1995

Cash and cash equivalents (note 4)      $   29,358        42,479
Investment in land partnership
     (notes 3 and 4)                       274,382       461,473

         Total assets                   $  303,740       503,952

Liabilities and Partners' Equity
Liabilities:
   Note payable to affiliate (note 4)   $  183,889       346,678
   Accrued interest payable to
     affiliate (note 4)                      4,585        11,186

         Total liabilities                 188,474       357,864

Partners' equity:
  Limited partners (1,875 units
    outstanding)                           370,784       401,606
  General partner                         (255,518)     (255,518)

         Total Partners' equity            115,266       146,088

Commitment and contingency
         (notes 3 and 4)

         Total liabilities and
           partners' equity             $  303,740       503,952


See accompanying notes to financial statements.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1996, 1995 and 1994


                                   1996        1995        1994
Revenues:
  Equity in income of partnerships
(note 3)$  2,909509,1341,233,519
  Gain on sale of partnership
     (note 3)                        -       174,382        -
  Interest income                  1,866       4,408       1,607
  Other income                       -          -          7,294
             Total revenues        4,775     687,924   1,242,420

Expenses:
     Legal and accounting
       (note 2)                    4,467      8,186        7,219
     General and administrative      520      1,598        2,052
     Interest expense (note 4)    30,610     666,663     484,264

             Total expenses       35,597     676,447     493,535

             Net (loss)
              earnings         $ (30,822)     11,477     748,885

Net (loss) earnings allocated to:

     General partner           $      -       11,477      54,859
     Limited partners          $ (30,822)        -       694,026

Net (loss) earnings per
limited partner unit           $  (16.44)        -        370.15

Weighted average
units outstanding                  1,875       1,875       1,875


See accompanying notes to financial statements.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1996, 1995 and 1994

                           Limited           General
                          partners           partner       Total
                      Units      Amounts

Balance at
  December 31, 1993   1,875  $ 1,826,330         -     1,826,330

  Distributions (note 5) -    (1,396,875)    (54,859) (1,451,734)

  Net earnings           -       694,026      54,859     748,885
                    _______       _______     _______    _______
Balance at
  December 31, 1994   1,875     1,123,481         -    1,123,481

  Distributions (note 5) -       (721,875)   (266,995)  (988,870)

  Net earnings           -             -       11,477     11,477
                    _______       _______     _______    _______
Balance at
  December 31, 1995   1,875       401,606    (255,518)   146,088

  Net loss               -        (30,822)           -   (30,822)
                    _______        _______     _______    _______
Balance at
  December 31, 1996   1,875   $   370,784    (255,518)   115,266



See accompanying notes to financial statements.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1996, 1995 and 1994

                                 1996         1995        1994

Cash flows from operating activities:
  Net (loss) earnings       $  (30,822)       11,477     748,885
  Adjustments to reconcile
     net (loss) earnings to
     net cash used by
     operating activities:
       Equity in income
         of partnerships        (2,909)     (509,134) (1,233,519)
       Gain on sale of
         partnership                -       (174,382)         -
       Decrease in accrued
         interest payable
         to affiliate           (6,601)       (6,972)   (287,772)
       (Decrease) increase
         in accounts payable        -            (31)         31

     Net cash used by
       operating activities    (40,332)     (679,042)   (772,375)

Cash flows from investing
     activities - distributions
     from partnerships         190,000     2,636,018   3,774,921

Cash flows from financing activities:
     Distributions                  -       (988,870) (1,451,734)
     Payment of notes payable
       to affiliates          (162,789)     (978,835) (1,538,052)

     Net cash used by
       financing activities   (162,789)   (1,967,705) (2,989,786)

     Net (decrease)
       increase in cash
       and cash equivalents    (13,121)      (10,729)     12,760

Cash and cash equivalents
     at beginning of year       42,479        53,208      40,448

Cash and cash equivalents
     at end of year          $  29,358        42,479      53,208

See accompanying notes to financial statements.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

               Statements of Cash Flows, Continued

          Years ended December 31, 1996, 1995 and 1994

Supplemental Disclosures of Cash Flow Information:

                                   1996         1995        1994
     Cash paid during the
       year for interest      $  37,211      673,635     772,036

Supplemental Disclosure of Noncash Financing and Investing
Activities:

During 1994, North by Northeast Land Partners distributed an investment in Northeast Building IV, L.P., which had an estimated value of $310,948, to North by Northeast, Ltd. See note 3 for additional information.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1996 and 1995

(1)     Summary of Significant Accounting Policies

        (a)  Organization

        North by Northeast, Ltd. (the Partnership) was organized on June 27, 1988 to participate as a general partner in North By Northeast Land Partners (the Land Partnership) and other affiliated partnerships. On October 18, 1988, the Land Partnership acquired an undeveloped tract of land in Indianapolis, Indiana for the purpose of developing and selling parcels of real estate. The general partner is 222 North, Ltd., whose general partners are 222 Partners, Inc., Steven D. Ezell and Michael A. Hartley. The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership.

        (b)  Estimates

        Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles.
        Actual results could differ from those estimates.

        (c)  Cash and Cash Equivalents

        The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

        (d)  Investment in Partnerships

        Investment in North by Northeast Land Partners (Land Partnership) is accounted for using the equity method. Accordingly, the Partnership's investment has been adjusted to reflect its proportionate share of profits, losses, and distributions. Interest incurred on notes payable attributable to investment in the Land Partnership was capitalized when the Land Partnership was actively developing its land. It is currently being charged to

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1996 and 1995

(1)     Summary of Significant Accounting Policies (continued)

        expense as the development project is substantially complete. Capitalized interest is amortized as land parcels are sold on the basis of the relative sales value of the parcels.

        Investment in Northeast Building IV, L.P. was accounted for using the cost method and was sold in 1995.

        (e)  Income Taxes

        No provision has or will be made for Federal or state income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive, from the Partnership, IRS Form K-1's which provide them with their share of taxable income or losses, deductions, and other tax information. There are no differences in the book and tax basis of the Partnership's assets and liabilities.

        (f)  Partnership Allocations

        Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

        Net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1996 and 1995

(1)     Summary of Significant Accounting Policies (continued)

        excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27 to 73. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

        Partnership distributions are allocated 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual cumulative return on capital contributed), 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and then 73% to the limited partners and 27% to the general partner.

(2)     Related Party Transactions

        The general partner and its affiliates have been actively involved in managing the investments in partnerships. Affiliates of the general partner receive fees or commissions for performing certain services. Compensation paid for these services during 1996, 1995 and 1994 is as follows:

                                     1996        1995       1994

        Accounting fees          $  1,600       1,500      1,500

(3)     Investment in Partnership

        The Partnership has a 50% ownership interest in North By Northeast Land Partners, a general partnership. The remaining 50% is owned by an unrelated affiliate of Trammell Crow Company. Pursuant to the partnership agreement, the Trammell Crow affiliate will provide development supervision for the acquisition of land and construction of improvements. At December 31, 1996, development on the land is substantially complete.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)     Investment in Partnership (continued)

        Summarized information at December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995, and 1994, is presented below (in thousands):

     Assets                                   1996          1995

Cash and investments                        $  231           485
Restricted cash                                  1            28
Land and improvements held for investment      642           598

          Total assets                      $  874         1,111

     Liabilities and
     Partners' Equity

Accounts payable                            $    7            59
Partners' equity                               867         1,052

          Total liabilities and
            partners' equity                $  874         1,111

                     Operations for the Year

                                1996          1995          1994
  Revenues:
    Gain on sale of land
       and improvements      $   -           1,097         1,987
    Other                         83           363            35

          Total revenues          83         1,460         2,022

Operating expenses                77            97           120

Net earnings                 $     6         1,363         1,902

                     Cash Flows for the Year

                                1996          1995          1994
Cash (used) provided by:
  Operating activities        $  (65)        2,816         3,925
  Investing activities            54            (4)           (3)
  Financing activities          (190)       (2,561)       (3,775)

Net (decrease) increase in cash
   and cash equivalents       $ (201)          251           147

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)  Investment in Partnership (continued)

     A summary of activity in the Partnership's investment account and a reconciliation of the partner's equity account on the books of the investee and the Partnership's investment account follows (in thousands):

                                1996          1995          1994

Balances, beginning of year  $  411          1,862         4,434
Net earnings allocated
  to Partnership                  3            687         1,514
Distributions                  (190)        (2,138)       (4,086)

Partner's equity account        224            411         1,862
Capitalized construction
  period interest at year end    50             50           241

Investment in North by
  Northeast Land Partners    $  274            461         2,103


     The Partnership is committed to contribute an additional
     $254,862 to the Land Partnership. However, due to retained proceeds from property sales, management of the Land
     Partnership does not anticipate a need for these funds.

     During 1994, the Land Partnership sold 8.4 acres to Northeast Building IV, L.P., an Indiana limited partnership, for $60,000 an acre. In exchange for the acreage sold, the Land Partnership received an equity interest in the purchaser and $193,292 in cash. The equity interest in the purchaser represented a 13.644% interest in capital, 10% interest in all operating cash flows, and upon sale or refinancing of the building, a priority return of capital and 7.5% of any profits. Because the Partnership's co-general partner in North by Northeast Land Partners decided not to participate in this investment with the Partnership, the investment was treated as a noncash distribution from North by Northeast Land Partners to North by Northeast, Ltd. In 1995, the Partnership's interest was sold for net proceeds of $485,330 resulting in a gain of $174,382 which is included in the accompanying 1995 statement of operations.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(4)  Note Payable to Affiliate

     The note payable to affiliate at December 31, 1996, represents a long-term note payable to North Lenders, L.P., an affiliate sharing the same general partner. The note incurs simple interest at an annual rate of 10% plus "additional interest" equal to 50% of "net revenues", as defined in the participating loan agreement. During 1995 and 1994, the Partnership recognized $622,696 and $239,237, respectively, of "additional interest" expense. There was no additional interest expense in 1996. The note is secured by a mortgage on land and improvements owned by the Land Partnership and by a security interest in any cash reserves or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2002. The loan agreement permits the Land Partnership to withhold up to 25% of the net sale proceeds for future development costs.

(5)  Distributions

     For the years ended December 31, 1995 and 1994, the Partnership made distributions totaling $988,870 and $1,451,734, respectively. Of these amounts, $721,875 ($385 per unit) and $1,396,875 ($745 per unit) were allocated to the limited partners in 1995 and 1994, respectively.
     Distributions to the general partner were $266,995 and $54,859, for the years ended December 31, 1995 and 1994, respectively. There were no distributions in 1996.

(6)  Fair Value of Financial Instruments

     At December 31, 1996 and 1995, the Partnership had financial instruments including cash and cash equivalents, accrued interest payable, and a note payable. The carrying amounts of cash and cash equivalents, and accrued interest payable approximate their estimated fair value because of the short maturity of those financial instruments.

     The determination of the estimated fair value of the note payable to affiliate was not practicable as the note agreement does not provide for a predictable cash payment stream.

                  Independent Auditors' Report

The Partners
North By Northeast Land Partners:

We have audited the accompanying balance sheets of North By Northeast Land Partners (a general partnership) as of December 31, 1996 and 1995, and the related statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North By Northeast Land Partners at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed of" on January 1, 1996.

                                        KPMG Peat Marwick LLP

Nashville, Tennessee
January 20, 1997

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                         Balance Sheets

                   December 31, 1996 and 1995

          Assets                            1996           1995

Cash and cash equivalents (note 3)      $  230,840       431,876
Restricted cash (note 1)                     1,000        27,539
Certificate of deposit                         -          53,576
Land and improvements held for investment
  (note 3)                                 642,533       597,923

          Total Assets                  $  874,373     1,110,914

          Liabilities and Partners' equity

Liabilities:
      Accounts payable (note 2)          $   6,900        59,260

          Total liabilities                  6,900        59,260

Partners' equity:
     North by Northeast, Ltd.              223,892       410,982
     Reveille Industrial #3, L.P.          643,581       640,672

          Total partners' equity           867,473     1,051,654

Commitments (note 3)

          Total liabilities and
            partners' equity            $  874,373     1,110,914


See accompanying notes to financial statements.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                     Statements of Earnings

          Years ended December 31, 1996, 1995 and 1994

                                   1996        1995         1994
Revenues:
     Sales of land and
       improvements               $ -     3,209,564    4,875,547
     Cost of land  and
       improvements sold            -    (1,759,379)  (2,532,573)
     Selling expenses (note 2)      -      (353,843)    (356,303)

          Gain on sale of land and
            improvements            -     1,096,342    1,986,671
     Other income:
       Inducement fee (note 3)      -       253,805          -
       Common area maintenance
          income                 50,628      73,650          -
       Interest                  20,209      28,262        8,401
       Rental income                -           -          5,139
       Miscellaneous             12,355       7,714       21,893

          Total other income     83,192     363,431       35,433

          Total revenues         83,192   1,459,773    2,022,104

Expenses:
     Partnership administration
       fee (note 2)               6,000       6,000        6,000
     Legal and accounting
       (note 2)                  29,606      19,418       11,754
     Property management fees
       (note 2)                   6,000       6,000        6,000
     Other land management fees
       (note 2)                  26,187      51,927       82,370
     General and administrative
       expenses                     885       5,914        5,298
     Property taxes               8,695       7,630        8,866

          Total expenses         77,373      96,889      120,288

          Net earnings         $  5,819   1,362,884    1,901,816

          Net earnings allocated to:
            North by Northeast,
              Ltd.             $  2,910     687,284    1,513,444
            Reveille Industrial
              #3, L.P.         $  2,909     675,600      388,372
See accompanying notes to financial statements.

                     NORTH BY NORTHEAST LAND PARTNERS
                          (A General Partnership)

                      Statements of Partners' Equity

               Years ended December 31, 1996, 1995 and 1994

                               North By    Reveille
                              Northeast, Industrial
                                 Ltd.       #3,L.P.        Total

Balance at
  December 31, 1993         $  4,434,206       -       4,434,206

  Distributions               (4,085,869)      -      (4,085,869)

  Net earnings                 1,513,444    388,372    1,901,816

Balance at
  December 31, 1994            1,861,781    388,372    2,250,153

  Distributions               (2,138,083)  (423,300)  (2,561,383)

  Net earnings                   687,284    675,600    1,362,884

Balance at
  December 31, 1995              410,982    640,672    1,051,654

  Distributions                 (190,000)        -      (190,000)

  Net earnings                     2,910      2,909        5,819

Balance at
  December 31, 1996           $  223,892     643,581     867,473


See accompanying notes to financial statements.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1996, 1995 and 1994

                                    1996        1995        1994
Cash flows from operating activities:
  Net earnings                 $  5,819    1,362,884   1,901,816
  Adjustments to reconcile
     net earnings to net cash (used)
     provided by operating
     activities:
       Cost of land and
        improvements sold            -     1,759,379   2,532,573
       Cost of land
         improvements           (44,610)    (247,599)   (522,834)
       Decrease (increase) in
         restricted cash         26,539      (27,539)         -
       Decrease in accounts
          receivable                 -         2,769      24,999
       (Decrease) increase in
          accounts payable      (52,360)     (33,683)     75,020
       Decrease in
          revenue applicable
          to future improvements      -            -     (86,550)

          Net cash (used) provided
            by operating
            activities          (64,612)   2,816,211   3,925,024

Cash flows from investing activities
     Decrease (increase) in certificate
       of deposit                53,576       (4,152)     (3,362)
Cash flows from financing
     activities - distributions
     to partners               (190,000)  (2,561,383) (3,774,921)

          Net (decrease) increase
            in cash and cash
            equivalents        (201,036)     250,676     146,741

Cash and cash equivalents
     at beginning of year       431,876      181,200      34,459

Cash and cash equivalents
     at end of year          $  230,840      431,876     181,200

Supplemental Disclosure of Noncash Financing and Investing
Activities:

During 1994, the Partnership distributed to North by Northeast, Ltd. an interest in a limited partnership investment received in a sale of land and improvements held for investment. The limited partnership had an estimated value of $310,948 which was the Partnership's basis in the investment.
See accompanying notes to financial statements.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                  Notes to Financial Statements

                   December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies

     (a)  Organization

     North by Northeast Land Partners (the Partnership) was organized by North by Northeast, Ltd. and Reveille Industrial #3 Limited Partnership (RILP), an affiliate of Trammell Crow Company (Trammell Crow), each acting as general partners and each owning 50% of the partnership. The Partnership was organized on October 18, 1988 for the purpose of acquiring, developing and selling parcels of real estate near Indianapolis, Indiana. The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only these assets, liabilities, and results of operations which relate to the Partnership.

     (b)  Estimates

     Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles.
     Actual results could differ from those estimates.

     (c)  Cash and Cash Equivalents

     The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

     Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

     (d)  Restricted Cash

     At December 31, 1996 and 1995, the partnership has restricted cash balances of $1,000 and $27,539, respectively, representing retainage on land improvements made to land sold.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (e)  Land and Improvements Held for Investment

     The Partnership acquired a tract of undeveloped land representing approximately 169 acres. Land and improvements held for investment is recorded at acquisition cost plus certain carrying costs. Insurance and property taxes are capitalized as carrying costs of the property during the development stage of the property. Insurance and property taxes are charged to expense once development is complete. Revenue applicable to future improvements is deferred and recognized as improvements are completed. Approximately 10 acres remain at December 31, 1996 and 1995.

     The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996. SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis, the Partnership's land and improvements held for investment does not meet the definition of impairment under SFAS No. 121. Accordingly, land and improvements held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, results of operation, or liquidity.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (f)  Income Recognition

     Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

     (g)  Income Taxes

     No provision has been made in the financial statements for Federal income taxes, since such taxes are the responsibility of the partners. The partnership is subject to a 6% state tax on certain interest income. For the years ended December 31, 1996, 1995, and 1994, the Partnership had no state income tax expense. Annually, the partners receive, from the partnership, IRS Form K-1's which provides them with their respective share of taxable income (or losses), deductions, and other tax related information. At December 31, 1996 and 1995, there were no differences in the book and tax bases of the Partnership's assets and liabilities.

     (h)  Partnership Allocations

     Net profits, losses and distributions of cash flow of the Partnership are allocated in accordance with the Partnership agreement as follows:

     Net profits are first allocated to the partners to offset any cumulative net losses allocated to the partners, then to offset any reductions to capital account balances caused by

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     prior allocations of losses. Any remaining profits are then allocated to North by Northeast, Ltd. until the cumulative net profits allocated to North by Northeast, Ltd. are equal to the sum of its Preferred Return (11% of the outstanding balances of Phase I development contributions), 10% of Phase I development contributions, and any amounts distributed to North by Northeast, Ltd. commencing on the date hereof and ending on a date 90 days following the close of the fiscal year. Any remaining profits are allocated to the partners in proportion to their ownership interests.

     Net losses are allocated first among the partners until the cumulative losses allocated are equal to the cumulative profits allocated to date, then among the partners in proportion to their positive account balances. Any remaining losses are allocated among the partners in proportion to their ownership interests.

     Partnership distributions from the cash proceeds from sales to an affiliated venture are allocated first to pay any currently required installments or payments of outstanding liabilities and expenses of the Partnership which are not assumed by a single partner or a purchaser of the project, if applicable, and upon which either the Partnership or any partner has personal liability, excluding capital loans, then to repay capital loans, then to fund the construction reserve fund with 25% of cash proceeds from such sale until such fund is equal to the total amount designated for the construction reserve fund. Then distributions are allocated to North by Northeast, Ltd. until North by Northeast, Ltd. has received an amount equal to its preferred return, to the extent unpaid, then to North by Northeast, Ltd. until North by Northeast, Ltd. has received 110% of the sum of the then outstanding Phase I Development Contribution. Any remaining cash distribution is to be used to fund construction shortfall loans, together with any interest thereon. Any remaining proceeds shall then be divided between the partners in proportion to their ownership interests.

     Partnership distributions from the cash proceeds from sales to a third-party venture are allocated as follows: 1)Out of the portion of the proceeds of such sale equivalent to the purchase price which would have been received had such

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     installments or payments of outstanding liabilities and expenses of the Partnership which are not assumed by a single partner or a purchaser of the project, if applicable, and upon which either the Partnership or any partner has personal liability, excluding capital loans, then to repay capital loans, then to fund the construction reserve fund with the 25% of cash proceeds from such sale until such fund is equal to the total amount designated for the construction reserve fund. Then distributions are allocated to North by Northeast, Ltd. until North by Northeast, Ltd. has received an amount equal to its preferred return, to the extent unpaid, then to North by Northeast, Ltd. until North by Northeast, Ltd. has received 110% of the sum of the then outstanding Phase I Development Contribution. Any remaining cash distribution is to be used to fund construction shortfall loans, together with any interest thereon. Any remaining proceeds shall then be divided between the partners in proportion to their ownership interests. 2) That portion of the proceeds from a sale to a third-party venture which is equal to the third-party price differential shall be distributed to North by Northeast, Ltd. (and shall not apply toward the reduction of any preferred return or return of Phase I Development Contribution). 3) That portion of the proceeds from a sale to a third-party venture which is in excess of the minimum purchase price for the parcel sold as set forth in the closing schedule shall be divided between the partners in proportion to their ownership interests (and shall not apply toward the reduction of any capital loan, preferred return, return of Phase I Development Contribution, or Construction Shortfall loan).

     (i)  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                  Notes to Financial Statements

(2)  Related Party Transactions

     The general partners and their affiliates have been actively involved in managing the Partnership. Affiliates of the general partners receive fees and commissions for performing certain services. Expenses incurred for these services during 1996, 1995 and 1994 are as follows:

Payee     Nature of Compensation     1996        1995      1994

Landmark Realty
Services
Corp.      Administration fees   $  6,000       6,000      6,000
           Property management fees 6,000       6.000      6,000
           Sales commissions          -        45,852    100,147
           Accounting fees            -           800        400
           Year-end accounts payable  400         400     66,875

Trammell Crow
Company
(RILP)     Sales commissions          -        98,556    161,980
           Development costs          -         7,270        -
           Development fees         6,780         -          -
           Management fees            -        56,387     74,454


(3)   Land and Improvements Held for Investment

      The components of land and improvements held for investment at December 31, are as follows:
                                             1996          1995

Land and carrying costs                    342,370       342,370
Land improvements                          300,163       255,553

                                        $  642,533       597,923


      The aggregate cost for Federal income tax purposes for land and improvements held for investment was $642,533 and $597,923 at December 31, 1996 and 1995, respectively.

(Continued)

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                  Notes to Financial Statements

(3)  Land and Improvements Held for Investment (continued)

     The Partnership's land and improvements held for investment and cash and cash equivalents serve as collateral on a note payable of North by Northeast, Ltd. to an affiliate. At December 31, 1996 and 1995, the note had an outstanding principal balance of $183,889 and $346,678, respectively. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2002. The loan agreement permits the Partnership to withhold up to 25% of the net sales proceeds for future development costs.

     At December 31, 1996, North by Northeast, Ltd. is committed to contribute an additional $254,862 to the Partnership if needed.

     During the year ended December 31, 1995, one of the landowners in the Partnership's development requested a change in its land purchase contract to allow for additional outparcels. Management of the Partnership negotiated and the Partnership received a fee of $253,805 as consideration for allowing this change.

(4)  Fair Value of Financial Instruments

     At December 31, 1996 and 1995, the Partnership had financial instruments including cash and cash equivalents, restricted cash, certificates of deposit, and accounts payable. The carrying amounts of these financial instruments approximate their fair value because of the short maturity of such instruments.

Exhibits filed to Item 14(a) (3):

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

10A Loan Agreement by and among North By Northeast, Ltd. and North Lenders, L.P., incorporated by reference to Exhibit
          10.1 to Registrant's Form S-18 Registration Statement as filed on July 19, 1988.

10B Deed of Trust and Security Agreement by and among North Lenders, L.P. and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Form S-18 Registration Statement as filed on July 19, 1988.

10C       Participating Mortgage Note of North By Northeast, Ltd.
          to North Lenders, L.P., incorporated by reference to
          Exhibit 10.3 to Registrant's Form S-18 Registration
          Statement as filed on July 19, 1988.

22        Subsidiaries-Registrant has no subsidiaries.

27        Financial Data Schedule