Form 10-Q
period 1997-03-31
NORTH BY NORTHEAST LTD
filed 1997-05-16
CIK 835954

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

For the period ended  March 31, 1997
                          or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________to___________

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


                 FINANCIAL STATEMENTS
       For The Three Months Ended March 31, 1997


                         INDEX



  Financial Statements

       Balance Sheets                        3
       Statements of Operations              4
       Statements of Cash Flows              5
       Notes to Financial Statements         6


               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

                     BALANCE SHEETS
                      (Unaudited)


                        ASSETS
                               March 31,   December 31,
                                1997           1996
Investment in Partnership
 (note B)                       $271,645     $  274,382

CASH                              28,741         29,358

Total Assets                    $300,386       $303,740
                                 =======        =======




           LIABILITIES AND PARTNERS' EQUITY


ACCRUED INTEREST TO AFFILIATE     9,119          4,585

NOTE PAYABLE TO AFFILIATE       183,889        183,889

PARTNERS' EQUITY:

   Limited partners (1,875 units
     outstanding)               362,896        370,784
   General partner             (255,518)      (255,518)

     Total Partners' equity     107,378        115,266

Total Liabilities &
 Partners' Equity              $300,386       $303,740
                                =======        =======












          See notes to financial statements.

/TABLE

               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

                STATEMENTS OF OPERATIONS
                      (Unaudited)

                                        Quarter and
                                       Year-to-Date
Ending
                                         March 31,

                                    1997           1996
REVENUES:

Equity in income of
 Partnership                   $ (2,737)       $(4,826)
                                --------       --------
                                 (2,737)        (4,826)

EXPENSES:

Legal & Accounting                 -             2,677
Interest Expense                  4,534          8,643
General & Administrative            617             19
                                 -------       -------
Total expenses                    5,151         11,339

Net (loss) earnings             $(7,888)      $(16,165)
                                ========        =======
















           See notes to financial statements

/TABLE

               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)
               STATEMENTS OF CASH FLOWS
                      (Unaudited)
                                        Year-to-date
                                          March 31,

                                    1997           1996
Cash Flows from Operating Activities:

Net earnings                    $(7,888)     $(16,165)
Adjustments to reconcile
Net (Loss) Earnings to Net
Cash Used in operating Activities:

Loss (Income) from Investment
in Partnership                    2,737          4,826

Net Cash Used in
Operating Activities             (5,151)       (11,339)


Cash Flows from Financing Activities:

Change in Accrued Interest        4,534         8,643

Net Increase (Decrease) in
Cash Equivalents                   (617)       (2,696)

CASH AT JANUARY 1,               29,358        42,479
CASH AT MARCH 31,               $28,741       $39,783
                                ========      =======

          See notes to financial statements.

/TABLE

               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS
       For the Three Months Ended March 31, 1997
                      (Unaudited)

A.  ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended
    December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ending
    December 31, 1997.

B.  INVESTMENT IN LAND PARTNERSHIP
    The Partnership has 50% ownership interest in North by Northeast Land Partners, a general partnership.
    The remaining 50% is owned by an unrelated Trammell
    Crow Company entity. Summarized results of operations of the Land Partnership are presented below.

                Statement of Operations
      For The Three Months Ending March 31, 1997
    REVENUES:
     Miscellaneous                         10,623
                                           ------
       Total Revenues                      10,623

  EXPENSES:
     Partnership Admin./Prop Mgmt. fees     3,000
     Legal and accounting fees              9,650
     General and administrative expenses      451
     Land Maintenance                       2,995
       Total Expenses                     $16,096

  NET EARNINGS                            $(5,473)

     Allocation:
       to Trammell Crow entity            $(2,736)
       to Partnership                     $(2,737)


  /TABLE

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations for the Quarter ended March 31,
1997

Due to the nature of the Partnership, the majority of its activity on a regular basis is to accrue interest on the Lender Financing and to reflect the activity from the investment in North By Northeast Land
Partners. The operations of the Partnership revolve around that of the Land Partnership. Interest and principal payments are not due until property is sold at the Land Partnership level.

There were no sales in 1997 or 1996. In 1997, interest expense on the Lender Financing decreased due to a lower debt balance.

Financial Condition and Liquidity

The General Partner does not intend to further develop the property except development required by sales contracts.

At April 30, 1997, the Registrant had $28,741 in funds to meet its future operational needs. Since future operations are expected to be comparable to the recent past, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for the year.

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


                             NORTH BY NORTHEAST, LTD.

                             By:  222 NORTH, LTD.
                                  General Partner



Date:  May 15, 1997          By:  /s/ Steven D. Ezell
                                  General Partner


                             By:  222 PARTNERS, INC.
                                  General Partner



Date:  May 15, 1997          By:/s/ Michael A. Hartley
                                  Secretary/Treasurer