Form 10-Q
period 1997-06-30
NORTH BY NORTHEAST LTD
filed 1997-08-14
CIK 835954

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

     For the period ended  June 30, 1997
                               or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from________to___________

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


                      FINANCIAL STATEMENTS
            For The Six Months Ended June 30, 1997


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


                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                          BALANCE SHEETS
                           (Unaudited)


                             ASSETS
                                    June 30,   December 31,
                                      1997         1996
     INVESTMENTS IN PARTNERSHIP
      (note 4)                    $  276,845     $  274,382

     CASH                             29,639         29,358

           Total Assets             $306,484       $303,740
                                     =======        =======




                LIABILITIES AND PARTNERS' EQUITY


     ACCRUED INTEREST TO AFFILIATE    13,703          4,585

     NOTE PAYABLE TO AFFILIATE       183,889        183,889

     ACCOUNTS PAYABLE                  5,975           -

     PARTNERS' EQUITY                102,916        115,266

      Total Liabilities
           & Partners' Equity       $306,484       $303,740
                                     =======        =======












               See notes to financial statements.

          /TABLE

                         NORTH BY NORTHEAST, LTD.
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                              Quarter to Date Year to Date
                                     Ending June 30,
                            1997       1996      1997       1996

REVENUES:
Interest Income            $ 897    $ 1,000    $ 897     $ 1,000
Equity in income
   of Partnership          5,200     10,474    2,463      5,647

      Total Revenues       6,097     11,473    3,360      6,647


EXPENSES:

Legal & Accounting         5,975      1,790    5,975      4,467
Interest Expense           4,585      8,643    9,119     17,286
General & Administrative     -          500      617        520

      Total expenses      10,560     10,933   15,711     22,273

      Net (loss) earnings(4,463)      $ 540 $(12,351)  $(15,626)
                       =========  =========  ========   ========

















                     See notes to financial statements
/TABLE

                         NORTH BY NORTHEAST, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                               Year to date
                                                 June 30,
                                            1997           1996

Cash Flows from Operating Activities:
Net (loss) earnings                   $ (12,351)    $  (15,626)
Adjustments to reconcile Net (Loss) earnings
   to Net Cash Used by Operating Activities:
       Income from Investment
         in Partnership                  (2,463)        (5,647)
       Increase in Accrued Interest       9,119         17,286
       Change in Accounts Payable         5,975            -

       Total Adjustment                  12,631         11,639

Net Cash Used in Operating Activities:      280         (3,987)


Net Increase (Decrease)
 in Cash Equivalents                        280         (3,987)

CASH AT JANUARY 1                        29,359         42,479

CASH AT JUNE 30                        $ 29,639    $    38,492
                                        ========       ========

                    See notes to financial statements.


/TABLE

                         NORTH BY NORTHEAST, LTD.
                          (A Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
                  For the Six Months Ended June 30, 1997
                                (Unaudited)
A. ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

B. INVESTMENT IN LAND PARTNERSHIP

   The Partnership has 50% ownership interest in North by Northeast Land Partners, a general partnership. The remaining 50% is owned by an unrelated Trammell Crow Company entity. Summarized results of operations of the Land Partnership are presented below.

                          Statement of Operations
                  For The Six Months Ending June 30, 1997
   REVENUES:
       Miscellaneous                            33,004
       Rental income                            10,923

       Total income                             43,927

   EXPENSES:
       Partnership Admin./Prop Mgmt. fees        6,000
       Legal and accounting fees                29,009
       General and administrative expenses         501
       Property maintenance expense              3,490
                                               -------
                                                39,000

   NET EARNINGS                                $ 4,927
       Allocation to Trammell Crow entity        2,463
       Income from Investment in Partnership     2,463

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

At July 30, 1997, the Registrant had $29,639 in funds to meet its future operational needs. Since future operations are expected to be comparable to the recent past, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for the year.

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


                                  NORTH BY NORTHEAST, LTD.

                                  By: 222 NORTH, LTD.
                                     General Partner



Date:  August 14, 1997                  By: /s/ Steven D. Ezell
                                             General Partner


                                        By: 222 PARTNERS, INC.
                                            General Partner



Date:  August 14, 1997                      By: /s/ Michael A. Hartley
                                                Secretary/Treasurer