Form 10-Q
period 1997-09-30
NORTH BY NORTHEAST LTD
filed 1997-11-21
CIK 835954

         FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                               UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549



                                FORM 10-Q



                               (Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                 For the period ended September 30, 1997

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


                           FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 1997


                                   INDEX



         Financial Statements:

           Balance Sheets                         3
           Statements of Operations               4
           Statements of Cash Flows               5
           Notes to Financial Statements          6


                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                          BALANCE SHEETS
                           (Unaudited)


                             ASSETS
                                   September   December 31,
                                    1997           1996
     Investment in Partnership
      (note B)                      $214,779     $  274,382

     CASH                             15,980         29,358

     Total Assets                   $230,759       $303,740
                                     =======        =======




                LIABILITIES AND PARTNERS' EQUITY


     ACCRUED INTEREST TO AFFILIATE      230          4,585

     NOTE PAYABLE TO AFFILIATE       83,889        183,889

     PARTNERS' EQUITY:

        Limited partners (1,875 units
          outstanding)              402,158        370,784
        General partner            (255,518)      (255,518)

          Total Partners' equity    146,640        115,266

     Total Liabilities &
      Partners' Equity             $230,759       $303,740
                                    =======        =======












               See notes to financial statements.

          /TABLE


                             NORTH BY NORTHEAST, LTD.
                              (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                         Quarter Ending  Year to Date Ending
                          September 30,     September 30,
                        ________________ ___________________
                         1997      1996    1997        1996

     REVENUE:

      Equity in Income
      of Partnership   47,934    5,137    50,397    10,784
      Interest Income    -        -          898     1,000

          Total Revenue47,934    5,137    51,295    11,784


     EXPENSES:

     Interest           4,260    8,739    13,329    26,025
     Legal & Accounting
     Fees                -        -        5,975     4,467
     General & Admin.
     Expenses            -        -          617       520

     Total Expenses     4,260    8,739    19,921    31,012

     NET INCOME(LOSS) $43,674   (3,602)   31,374   (19,228)









                            See notes to financial statements


                    NORTH BY NORTHEAST, LTD.
                         (A Limited Partnership)

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                         Year-to-date
                                         September 30,
                                     1997            1996

 Cash Flows from Operating Activities:

  Net Income                      $31,374          (19,228)
  Adjustments to reconcile
  Net Income to Net Cash used in
  Operating Activities:

 Accrued Interest                  13,329           26,025
 Gain from Investment
     in Partnership               (50,397)         (10,784)

 Total Adjustments                (37,068)         (15,241)

 Net Cash used in
   Operating Activities            (5,694)          (3,987)

 Cash Flows from Investing Activities:

 Cash Distribution from
       Partnership                110,000               -

 Cash Flows from Financing Activities:

 Distribution to Partners
 Interest Pymts. on
     Lender Financing             (17,684)                -
 Principle Pymts. on
    Lender Financing             (100,000)                -

 Net Cash used in
   Financing Activities          (117,684)                -

     Net Increase/(Decrease) in
      Cash and Cash Equivalents   (13,378)            (3,987)

 CASH AT JANUARY 1,                29,358           42,479

 CASH AT SEPTEMBER 30,         $   15,980           38,492
                                  ========         ========

                       See notes to financial statements.

                        NORTH BY NORTHEAST, LTD.
                         (A Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1997
                               (Unaudited)


 A.ACCOUNTING POLICIES

 The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


 B.INVESTMENT IN LAND PARTNERSHIP

 The Partnership has 50% ownership interest in North by Northeast Land Partners, a general partnership. The remaining 50% is owned by an unrelated Trammell Crow Company entity. Summarized results of operations of the Land Partnership are presented below.


                   Statement of Operations
         For The Nine Months Ending September 30, 1997
 REVENUES:

 Land Sales:
 Gross Proceeds                                    250,000
 Cost of Land Sold                                (132,297)
 Closing Costs                                     (27,057)
 Gain on Land Sale:                                 90,646
 Interest income                                     2,991
 Miscellaneous                                      43,927
         Total Revenues                            137,564

 EXPENSES:

 Partnership Admin./Prop Mgmt. fees                  9,000
 Legal and accounting fees                          17,034
 General and administrative expenses                   501
 Property maintenance expense                        3,489
 Property taxes                                      6,745
         Total Expenses                             36,769

 NET EARNINGS:                                     100,795

 Allocation to Trammell Crow entity                 50,397
 Income from Investment in Partnership             $50,397

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

 On September 19, 1997, the Land Partnership sold approximately 2 acres for $250,000. A distribution of $110,000 was received from the Land Partnership. The Registrant made a $100,000 principal payment on the Lender Financing and
 paid all accrued interest through that date.   Interest expense for the
 Registrant is lower in 1997 due to principal reductions .

 Except for the above mentioned fluctuations, operations of the Registrant have remained comparable and are expected to be comparable in the future.

 Financial Condition and Liquidity

 The General Partner does not intend to further develop the property except development required by sales contracts.

 At October 31, 1996, the Registrant had $15,980 in funds to meet its future operational needs. Since future operations are expected to be comparable to the recent past, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for the year.

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


                                     NORTH BY NORTHEAST, LTD.

                                     By:   222 NORTH, LTD.
                                           General Partner



 Date: November 21, 1997                 By:/s/ Steven D. Ezell
                                                President


                                         By:    222 Partners, Inc.
                                                General Partner



 Date: November 21, 1997                 By:/s/ Michael A. Hartley
                                                Secretary/Treasurer