Form 10-K405
period 1997-12-31
NORTH BY NORTHEAST LTD
filed 1998-03-31
CIK 835954

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1997

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

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $1,875,000 as of February 28, 1998. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

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

North by Northeast Land Partners

      As of December 31, 1997, the Land Partnership owned approximately 8 acres of land (the "Property") in the Town of Fishers, Hamilton County, Indiana, just outside the Indianapolis city limits. The majority of the development of the Property was completed in 1993. All other development on the Property pertained to sales and included grading and other sitework and extending roads and utilities.

     Approximately 5 acres of the property are zoned for small business use or warehouse use and 3 acres are zoned for commercial use. The portion zoned for small business or warehouse use continues to be surrounded by a significant amount of competition. The largest competition for land sales and build-to-suit type sales is Crosspointe, a 300 acre business park at the northwest corner of Interstate 69 and 96th Street. In addition, Exit 5 Business Park, two miles north of the Property has competitive land. Castleton Business Park, one-half mile south of the Property, is the largest competitor for leased space. The Land Partnership's Property offers better access to purchasers and pricing is similar.

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

     The majority of the proceeds used to invest in the Land Partnership were from a $4,719,375 participating mortgage note (the "Lender Financing") from North Lenders, L.P. (the "Lender"), an affiliated partnership sharing the same General Partner. The principal balance accrued interest at a simple interest rate of 10% per annum. The loan was retired in full on 12-31-97. The Registrant was not required to make any payments with respect to the Lender Financing, except upon the sale, exchange or condemnation of all or any portion of the Property. From sale proceeds, the Lender received a priority return of interest and principal, and 50% of the "Net Revenues", if any. Net revenues, as defined by the participating loan agreement, represent the difference between cash proceeds earned and the following, in this order: 1) accrued but unpaid interest and applicable principal balances; 2) accrued preferred return (12%) on the net offering proceeds of the Registrant; and 3) the applicable equity balance.

     The Registrant has no employees. The Registrant's and the Land Partnership's administration services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the general partner.

Item 2.  Properties

     As of December 31, 1997, the Land Partnership owned approximately 8 acres of land in the Town of Fishers, Hamilton
County, Indiana, just outside the Indianapolis city limits. The property lies at the intersection of Interstate 69 and 96th Street.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

     There is no established market for the units and it is not anticipated that any will exist in the future. As of February 28, 1998, there were 154 holders of record of the 1,875 units of limited partnership interest.

     In 1997, 1996, and 1995, $221,386, $199,999 and $1.6 million respectively, were paid to the Lender as accrued interest and applicable principal in accordance with the Lender Financing.
In 1995, $988,870 was distributed to the partners of the Registrant. In 1996 and 1997, there were no distributions.

     There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement, other than available resources.

Item 6.  Selected Financial Data

                       For the Year Ended
                          December 31,

                    1997      1996      1995      1994      1993

Total revenues   $  59,936    4,775    687,924 1,242,420   602,688
Net earnings(loss)  20,583  (30,822)    11,477   748,885   267,559
Net earnings (loss)
  per limited
  partner unit           -   (16.44)         -    370.15    142.70
Total assets       223,849  303,741    503,952 2,467,183 4,995,825
Notes payable
  to affiliate           -  183,889    346,678 1,325,513 2,863,565
Distributions            -        -    988,870 1,451,734   189,394

Distributions per
  limited partner
  unit                   -        -        385       745         -


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Due to the nature of the Registrant, the majority of its activity on a regular basis is to accrue interest payable on the Lender Financing and to reflect the activity of the investments in the Land Partnership and Northeast Building IV.

Sales

     In 1997, the Land Partnership sold approximately 2 acres for $250,000. The Land Partnership distributed $110,000 to The Registrant. The Registrant then made a $100,000 principal payment on the Lender Financing and paid all accrued interest through the sale date. An additional principal payment of $83,889 was paid at year end from borrowed funds, therefore retiring the loan in full.

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

Analysis of Operations

     Overall operations of the Registrant remained comparable to prior years except for the fluctuations in equity in income of partnerships and interest expense. The equity in income of partnerships is directly related to land sales at the Land Partnership and the involvement in 1995 of Northeast
Building IV. Please refer to Item 14 and the separate Financial Statements of the Land Partnership.

     Interest expense includes interest accrued on the principal balance and additional interest, if any, as defined in Item 1. The Registrant paid additional interest of $17,835 and $622,696 in 1997 and 1995 respectively. No additional interest was paid in 1996. Accrued interest expense has declined through the years due to the reduction in principal balances.

Financial Position and Liquidity

     At February 28, 1998, the Registrant had $32,279 in cash and cash equivalents to meet its 1998 operational needs which are expected to remain comparable to 1997. Therefore, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for 1998.

We have considered the impact of the Year 2000 issues on our computer systems and applications and developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Partnership.

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

The General Partners of 222 North, Ltd. are as follows:

Steven D. Ezell

     Steven D. Ezell, age 45, is a general partner of 222 North, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 38, is a general partner of 222 North, Ltd. He is the Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

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

Other directors of 222 Partners, Inc. are as follows:

     W. Gerald Ezell, age 67, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been, for over 20 years, an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

     During 1997, Registrant was not required to and did not pay remuneration to any executives, partners of the general partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The general partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1998 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ended December 31, 1997, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a list of all transactions paid to affiliates for the Registrant and the Land
Partnership see Note 2 to the Financial Statements.

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

            27   Financial Data Schedule

(b)    No reports on Form 8-K have been filed during the last
            quarter of 1997.

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

                                   NORTH BY NORTHEAST, LTD.
                                   By:  222 North, Ltd.
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1998                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   NORTH BY NORTHEAST, LTD.
                                   By:  222 North, Ltd.
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1998                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Supplement Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                  Independent Auditors' Report

The Partners
North By Northeast, Ltd.:

We have audited the accompanying balance sheets of North By Northeast, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North By Northeast, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                   KPMG Peat Marwick LLP

Nashville, Tennessee
January 30, 1998

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1997 and 1996


            Assets                            1997        1996

Cash and cash equivalents (note 4)      $        279     29,358

Investment in land partnership
     (note 3)                                223,570    274,383

         Total assets                   $    223,849    303,741

Liabilities and Partners' Equity
Liabilities:
   Note payable to affiliate (note 4)   $          -    183,889
   Accounts payable to affiliate(note 2)       88,000      -
   Accrued interest payable to
     affiliate (note 4)                            -      4,586

         Total liabilities                    88,000    188,475

Partners' equity:
  Limited partners (1,875 units
    outstanding)                             370,784    370,784
  General partner                           (234,935)  (255,518)
         Total Partners' equity              135,849    115,266

Commitment(note 3)

         Total liabilities and
           partners' equity             $    223,849    303,741



See accompanying notes to financial statements.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1997, 1996 and 1995


                                   1997       1996      1995
Revenues:
  Equity in income of
  partnerships (note 3)         $  59,187    2,909     509,134
  Gain on sale of partnership
     (note 3)                           -        -     174,382
  Interest income                     749    1,866       4,408
  Other income                          -        -           -

            Total revenues         59,936    4,775     687,924

Expenses:
  Legal and accounting
       (note 2)                     5,975     4,467      8,186
  General and administrative          467       520      1,598
  Interest expense (note 4)        32,911    30,610    666,663

             Total expenses        39,353    35,597    676,447
             Net earnings
              (loss)           $   20,583   (30,822)    11,477

Net earnings (loss) allocated to:

     General partner           $   20,583         -     11,477

     Limited partners          $        -   (30,822)         -

Net loss per
limited partner unit           $        -    (16.44)         -

Weighted average
units outstanding                   1,875     1,875      1,875


See accompanying notes to financial statements.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1997, 1996 and 1995

                           Limited           General
                          partners           partner       Total
                      Units      Amounts

 Balance at
  December 31, 1994   1,875  $  1,123,481         -    1,123,481

  Distributions
  to partners (note 5)   -       (721,875)   (266,995)  (988,870)

  Net earnings           -             -       11,477     11,477
                    _______       _______     _______    _______
Balance at
  December 31, 1995   1,875       401,606    (255,518)   146,088

  Net loss               -        (30,822)           -   (30,822)
                    _______        _______     _______    _______
Balance at
  December 31, 1996  1, 875       370,784    (255,518)   115,266

Net earnings             -              -      20,583     20,583
                    -------        -------     -------    --------
Balance at
  December 31, 1997   1,875    $   370,784   (234,935)   135,849





See accompanying notes to financial statements.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1997, 1996 and 1995

                                 1997         1996        1995

Cash flows from operating activities:
  Net earnings (loss)       $  20,583      (30,822)       11,477
    Adjustments to reconcile
     net earnings (loss) to
     net cash provided (used)
     by operating activities:
       Equity in income
         of partnerships      (59,187)      (2,909)     (509,134)
       Gain on sale of
         partnership                -            -      (174,382)
        Decrease in accrued
         interest payable
         to affiliate          (4,586)      (6,601)       (6,972)
       Increase (decrease) in
         accounts payable to
         affiliates            88,000            -           (31)

     Net cash provided (used)
       by operating activities 44,810      (40,332)     (679,042)

Cash flows from investing
     activities - distributions
     from partnerships        110,000      190,000     2,636,018

Cash flows from financing activities:
     Distributions to partners      -            -      (988,870)
     Payment of notes payable
       to affiliates          (183,889)   (162,789)     (978,835)
     Net cash used by
       financing activities   (183,889)   (162,789)   (1,967,705)

     Net decrease in
       cash and cash
       equivalents             (29,079)    (13,121)      (10,729)

Cash and cash equivalents
     at beginning of year       29,358      42,479        53,208

Cash and cash equivalents
     at end of year          $     279      29,358        42,479

See accompanying notes to financial statements.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

               Statements of Cash Flows, Continued

          Years ended December 31, 1997, 1996 and 1995

Supplemental Disclosures of Cash Flow Information:

                                    1997       1996        1995
     Cash paid during the
       year for interest      $    37,497     37,210      673,635












                     NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1997 and 1996

(1)     Summary of Significant Accounting Policies

        (a)  Organization

        North by Northeast, Ltd. (the Partnership) was organized on June 27, 1988 to participate as a general partner in North By Northeast Land
        Partners (the Land Partnership) and other affiliated partnerships. On October 18, 1988, the
        Land Partnership acquired an undeveloped tract of land in Indianapolis, Indiana for the purpose of developing and selling parcels of real estate.
        The general partner is 222 North, Ltd., whose general partners are 222 Partners, Inc., Steven D.
        Ezell and Michael A. Hartley. The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership. In the event that the Partnership has short-term cash deficiencies, the General
        Partner can defer the collection of fees for certain related party expenses or grant interest-free loans from related parties until cash becomes available.


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

        (d)  Investment in Partnerships

        Investment in North by Northeast Land Partners (Land Partnership) is accounted for using the equity method. Accordingly, the Partnership's investment has been adjusted to reflect its proportionate share of profits, losses, and distributions. Interest incurred on notes payable attributable to investment in the Land Partnership was capitalized when the Land Partnership was actively developing its land. Subsequent interest is
                                  F-6

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements


(1)     Summary of Significant Accounting Policies (continued)

        expensed as the development project is substantially complete. Capitalized interest is amortized as land parcels are sold on the basis of the relative sales value of the parcels.

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

        (f)  Partnership Allocations

        Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

        Net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements


(1)     Summary of Significant Accounting Policies (continued)

        excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27% to 73%. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

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

(2)     Related Party Transactions

        The general partner and its affiliates have been actively involved in managing the investments in partnerships. Affiliates of the general partner receive fees or commissions for performing certain services. Compensation paid for these services during 1997, 1996 and 1995 is as follows:

                                     1997        1996      1995

        Accounting fees          $      -       1,600      1,500

        The accounts payable to affiliates at December 31, 1997 represents two demand notes payable to North by Northeast Land Partners, and 222 North, L.P. in the amounts of $35,000 and $53,000, respectively.
        Both notes are non-interest bearing and are payable on demand.

(3)     Investment in Land Partnership

        The Partnership has a 50% ownership interest in North By Northeast Land Partners, a general partnership. The remaining 50% is owned by an unrelated affiliate of Trammell Crow Company. Pursuant to the partnership agreement, the Trammell Crow affiliate will provide development supervision for the acquisition of land and construction of improvements. At December 31, 1997, development on the land is substantially complete.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)     Investment in Land Partnership (continued)

        Summarized information at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996, and 1995, is presented below (in thousands):

     Assets                                    1997         1996

Cash and cash equivalents                   $     41         231
Restricted cash                                    1           1
Accounts receivable affiliate                     35           -
Land and improvements held for investment        499         642


          Total assets                      $    576         874

     Liabilities and
     Partners' Equity

Accounts payable                            $      -           7
Partners' equity                                  576        867

          Total liabilities and
            partners' equity                $     576        874

                     Operations for the Year

                                1997          1996          1995
Revenues:
    Gain on sale of land
       and improvements      $     88            -         1,097
    Other                          76           83           363

          Total revenues          164           83         1,460

Operating expenses                 46           77            97

Net earnings                 $    118            6         1,363

                     Cash Flows for the Year

                                1997          1996          1995
Cash provided (used) by:
  Operating activities        $   220          (65)        2,816
  Investing activities              -           54            (4)
  Financing activities           (410)        (190)       (2,561)

Net (decrease) increase in cash
   and cash equivalents       $  (190)        (201)          251

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)  Investment in Land Partnership (continued)

        A summary of activity in the Partnership's investment account and a reconciliation of the partner's equity account on the books of the Land
        Partnership and the Partnership's investment account follows (in thousands):

                                  1997        1996          1995

Balances, beginning of year  $     224         411         1,862
Net earnings allocated
  to Partnership                    60           3           687
Distributions                     (110)       (190)       (2,138)

Balance end of year          $     174         224           411
Capitalized construction
  period interest at year end       50          50            50

Investment in North by
  Northeast Land Partners    $     224         274           461

     The Partnership is committed to contribute an additional
     $254,862 to the Land Partnership. However, due to retained proceeds from property sales, management of the Land
     Partnership does not anticipate a need for these funds.

     In 1995, the Partnership's interest in Northeast Building
        IV, L.P. was sold for net proceeds of $485,330 resulting in
a       gain of $174,382.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(4)  Note Payable to Affiliate

     The note payable to affiliate at December 31, 1996, represents a long-term note payable to North Lenders, L.P., an affiliate sharing the same general partner. The note was repaid in
        1997.

(5)  Distributions

        For the year ended December 31, 1995, the Partnership made distributions totaling $988,870.
        Of this amount, $721,875 ($385 per unit) was allocated to the limited partners. Distributions to the general partner were $266,995 for the year ended December 31, 1995. There were no distributions in 1997 or 1996.

(6)  Fair Value of Financial Instruments

        At December 31, 1997 and 1996, the Partnership had financial instruments including cash and cash equivalents, accrued interest payable, accounts payable to affiliate, and a note payable. The carrying amounts of cash and cash equivalents, accrued interest payable, and accounts payable to affiliate approximate their estimated fair value because of the short maturity of those financial instruments.

        The determination of the estimated fair value of the note payable to affiliate was not practicable as the note agreement does not provide for a predictable cash payment stream.
                  Independent Auditors' Report

The Partners
North By Northeast Land Partners:

We have audited the accompanying balance sheets of North By Northeast Land Partners (a general partnership) as of December 31, 1997 and 1996, and the related statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North By Northeast Land Partners at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed of" on January 1, 1996.

                                        KPMG Peat Marwick LLP

Nashville, Tennessee
January 30, 1998

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                         Balance Sheets

                   December 31, 1997 and 1996

          Assets                             1997         1996

Cash and cash equivalents (note 3)      $    41,168      230,840
Restricted cash (note 1)                      1,000        1,000
Accounts receivable-affiliate (note 2)       35,000            -
Land and improvements held for investment
(note 3)                                    499,079      642,533

          Total Assets                  $   576,247      874,373

          Liabilities and Partners' equity
Liabilities:
      Accounts payable (note 2)          $      400        6,900

          Total liabilities                     400        6,900

Partners' equity:
     North by Northeast, Ltd.                173,079     223,892
     Reveille Industrial #3, L.P.            402,768     643,581


          Total partners' equity             575,847     867,473

Commitments (note 2)

          Total liabilities and
            partners' equity            $    576,247    874,373


See accompanying notes to financial statements.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                     Statements of Earnings

          Years ended December 31, 1997, 1996 and 1995

                                     1997       1996       1995
Revenues:
     Sales of land and
       improvements               $ 250,000       -     3,209,564
      Cost of land  and
       improvements sold           (132,297)      -    (1,759,379)
     Selling expenses (note 2)      (29,557)      -      (353,843)

          Gain on sale of land and
            improvements             88,146       -     1,096,342
     Other income:
       Inducement fee (note 3)            -       -       253,805
       Common area maintenance
          income                     10,923     50,628     73,650
        Interest                      2,992     20,209     28,262
        Miscellaneous                61,699     12,355      7,714

          Total other income         75,614     83,192    363,431

          Total revenues            163,760     83,192  1,459,773

Expenses:
     Partnership administration
       fee (note 2)                  6,000       6,000      6,000
      Legal and accounting
       (note 2)                     19,166      29,606     19,418
      Property management fees
       (note 2)                      6,000       6,000      6,000
      Other land management fees
       (note 2)                      6,973      26,187     51,927
      General and administrative
       expenses                        501         885      5,914
       Property taxes                6,746       8,695      7,630

          Total expenses            45,386      77,373     96,889

          Net earnings         $   118,374       5,819  1,362,884

          Net earnings allocated to:
            North by Northeast,
              Ltd.             $    59,187       2,910    687,284
            Reveille Industrial
              #3, L.P.         $    59,187       2,909    675,600

See accompanying notes to financial statements.
                               M-3

                     NORTH BY NORTHEAST LAND PARTNERS
                          (A General Partnership)

                      Statements of Partners' Equity

               Years ended December 31, 1997, 1996 and 1995

                               North By    Reveille
                              Northeast, Industrial
                                 Ltd.       #3,L.P.        Total

Balance at
  December 31, 1994        $   1,861,781    388,372    2,250,153

  Distributions to partners   (2,138,083)  (423,300)  (2,561,383)

  Net earnings                   687,284    675,600    1,362,884

Balance at
  December 31, 1995              410,982    640,672    1,051,654

  Distributions to partners     (190,000)        -      (190,000)

  Net earnings                     2,910      2,909        5,819

Balance at
  December 31, 1996              223,892     643,581     867,473

Distributions to partners       (110,000)   (300,000)   (410,000)

  Net earnings                    59,187      59,187     118,374
                                ---------     --------    -------
Balance at
  December 31, 1997         $    173,079     402,768     575,847


See accompanying notes to financial statements.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1997, 1996 and 1995

                                    1997        1996       1995
Cash flows from operating activities:
  Net earnings                 $   118,374     5,819    1,362,884
  Adjustments to reconcile
     net earnings to net cash
     provided (used) by operating
     activities:
       Cost of land and
        improvements sold          132,297         -    1,759,379
       Cost of land
         improvements                    -    (44,610)   (247,599)
       Refund of escrow
         deposits                   11,157          -           -
       Decrease (increase) in
         restricted cash                 -     26,539     (27,539)
       (Increase) decrease in
         accounts receivable       (35,000)         -       2,769
       Decrease in
          accounts payable          (6,500)   (52,360)    (33,683)
          Net cash provided (used)
            by operating
            activities             220,328    (64,612)  2,816,211

Cash flows from investing activities-
     decrease (increase) in certificate
       of deposit                        -     53,576      (4,152)
 Cash flows from financing
     activities - distributions
     to partners                  (410,000)  (190,000) (2,561,383)

          Net (decrease) increase
            in cash and cash
            equivalents           (189,672)  (201,036)    250,676

Cash and cash equivalents
     at beginning of year          230,840    431,876     181,200
Cash and cash equivalents
     at end of year          $      41,168    230,840     431,876

Supplemental Disclosure of Noncash Financing and Investing
Activities:

During 1995, the Partnership distributed to North by Northeast, Ltd. an interest in a limited partnership investment received in a sale of land and improvements held for investment. The limited partnership had an estimated value of $310,948 which was the partnership's basis in the investment.




See accompanying notes to financial statements.
                               M-5

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                  Notes to Financial Statements

                   December 31, 1997 and 1996

(1)  Summary of Significant Accounting Policies

     (a)  Organization

     North by Northeast Land Partners (the Partnership) was organized by North by Northeast, Ltd. and Reveille Industrial #3 Limited Partnership (RILP), an affiliate of Trammell Crow Company (Trammell Crow), each acting as general partners and each owning 50% of the partnership. The Partnership was organized on October 18, 1988 for the purpose of acquiring, developing and selling parcels of real estate near Indianapolis, Indiana. The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities, and results of operations which relate to the Partnership.

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

     (d)  Restricted Cash

     At December 31, 1997 and 1996, the partnership has restricted cash balances of $1,000, representing retainage on land improvements made to land sold.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (e)  Land and Improvements Held for Investment

     The Partnership acquired a tract of undeveloped land representing approximately 169 acres. Land and improvements held for investment is recorded at acquisition cost plus certain carrying costs. Insurance and property taxes are capitalized as carrying costs of the property during the development stage of the property. Insurance and property taxes are charged to expense once development is complete. Approximately 8 and 10 acres remain at December 31, 1997 and 1996, respectively.

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

     (g)  Income Taxes

     No provision has been made in the financial statements for Federal income taxes, since such taxes are the responsibility of the partners. The partnership is subject to a 6% state tax on certain interest income. For the years ended December 31, 1997, 1996, and 1995, the Partnership had no state income tax expense. Annually, the partners receive, from the partnership, IRS Form K-1's which provides them with their respective share of taxable income (or losses), deductions, and other tax related information. At December 31, 1997 and 1996, there were no differences in the book and tax bases of the Partnership's assets and liabilities.

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

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                  Notes to Financial Statements

(2)  Related Party Transactions

     The general partners and their affiliates have been actively involved in managing the Partnership. Affiliates of the general partners receive fees and commissions for performing certain services. Expenses incurred for these services during 1997, 1996 and 1995 are as follows:

Payee     Nature of Compensation        1997     1996      1995

Landmark Realty
Services
Corp.      Administration fees   $      6,000   6,000      6,000

           Property management fees     6,000   6,000      6,000
           Sales commissions            2,500       -     45,852
           Accounting fees              2,900       -        800
           Year-end accounts payable      400     400        400

Trammell Crow
Company
 RILP)     Sales commissions            7,500       -     98,556
           Development fees             1,786   6,780      7,270
         Management fees                    -       -     56,387

The Partnership has a receivable from North by Northeast, Ltd. for $35,000 as of December 31, 1997. The receivable is non-interest bearing and is payable on demand.

(3)   Land and Improvements Held for Investment

      The components of land and improvements held for investment at December 31, are as follows:
                                              1997        1996

Land and carrying costs                 $    267,258     342,370
Land improvements                            231,821     300,163

                                        $    499,079     642,533



      The aggregate cost for Federal income tax purposes for land and improvements held for investment was $499,079 and $642,533 at December 31, 1997 and 1996, respectively.

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

(4)  Fair Value of Financial Instruments

     At December 31, 1997 and 1996, the Partnership had financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value because of the short maturity of such instruments.

(5)     Subsequent Event

        On January 23, 1998, the Partnership sold 2.17 acres of land for gross sales proceeds of $255,000. These proceeds will be retained to meet operating expenses.

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