Form 10-Q
period 1998-03-31
NORTH BY NORTHEAST LTD
filed 1998-05-14
CIK 835954

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

For the period ended  March 31, 1998
                          or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________to___________

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


                 FINANCIAL STATEMENTS
       For The Three Months Ended March 31, 1998


                         INDEX



  Financial Statements

       Balance Sheets                        3
       Statements of Operations              4
       Statements of Cash Flows              5
       Notes to Financial Statements         6


               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

                     BALANCE SHEETS
                      (Unaudited)


                        ASSETS
                               March 31,   December 31,
                                1998           1997
Investment in Partnership
 (note B)                       $126,89l     $  223,570

Cash                              32,522            279

Total Assets                    $159,413       $223,849
                                 =======        =======




           LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                  2,050            -

Accounts Payable to Affiliate       -           88,000

PARTNERS' EQUITY:

   Limited partners (1,875 units
     outstanding)               370,784        370,784
   General partner             (213,421)      (234,935)

     Total Partners' equity     157,363        135,849

Total Liabilities &
 Partners' Equity              $159,413       $223,849
                                =======        =======



          See notes to financial statements.

/TABLE

               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

                STATEMENTS OF OPERATIONS
                      (Unaudited)

                                        Quarter and
                                       Year-to-Date
Ending
                                         March 31,

                                   1998          1997
REVENUES:

Equity in income of
 Partnership                   $ 28,321       $(2,737)
Interest Earned                   2,517           -
                                --------       --------
                               $ 30,838        (2,737)

EXPENSES:

Legal & Accounting                9,300           -
Interest Expense                    -           4,534
General & Administrative             24           617
                                 -------       -------
Total expenses                    9,324          5,151

Net earnings (loss)             $21,514       $(7,888)
                                ========        =======
















           See notes to financial statements
/TABLE

               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)
               STATEMENTS OF CASH FLOWS
                      (Unaudited)
                                        Year-to-date
                                          March 31,

                                    1998          1997
Cash Flows from Operating Activities:

Net earnings (Loss)             $21,514     $  (7,888)
Adjustments to reconcile
Net Earnings (Loss) to Net
Cash Used in operating Activities:

Equity in (Income)/Loss from Investment
in Partnership                  (28,321)          2,737

Increase in Accounts Payable      2,050            -

Decrease in Accounts Payable
to affiliate                    (88,000)           -

Net Cash Used in
Operating Activities            (92,757)        (5,151)


Cash Flows from Investing Activities-

Distributions from Partnerships 125,000         4,534

Net Increase (Decrease) in
Cash Equivalents                 32,243          (617)

CASH AT JANUARY 1,                  279         29,358
CASH AT MARCH 31,               $32,522        $28,741
                                ========       =======

          See notes to financial statements.

/TABLE

               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS
       For the Three Months Ended March 31, 1998
                      (Unaudited)

A.  ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended
    December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending
    December 31, 1998.

               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS
       For the Three Months Ended March 31, 1998
       (continued)                      (Unaudited)

B.  INVESTMENT IN LAND PARTNERSHIP
    The Partnership has 50% ownership interest in North by Northeast Land Partners, a general partnership.
    The remaining 50% is owned by an unrelated Trammell
    Crow Company entity. Summarized results of operations of the Land Partnership are presented below.

                Statement of Operations
      For The Three Months Ending March 31, 1998
    REVENUES:
    Sales of Land and Improvements     $  255,000
    Cost of Land and Improvements Sold   (158,507)
    Selling Expenses                      (18,603)
                                          -------
       Gain on Sale of Land and
       Improvements                        77,890
     Interest                               2,264
                                           ------
       Total Revenues                      80,154




  EXPENSES:
     Property Taxes                         8,361
     Partnership Admin./Prop Mgmt. fees     3,000
     Legal and accounting fees             11,100
     Land Maintenance                       1,051
       Total Expenses                     $23,512

  NET EARNINGS                            $56,642

     Allocation:
       to Trammell Crow entity            $28,321
       to Partnership                     $28,321


               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS
       For the Three Months Ended March 31, 1998
       (continued)                      (Unaudited)

C.  COMPREHENSIVE INCOME

Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial staement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances fron non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three month periods ended March 31, 1998, and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations for the Quarter ended March 31,
1998

Due to the nature of the Partnership, the majority of its activity on a regular basis is to reflect the activity from the investment in North By Northeast Land
Partners. The operations of the Partnership revolve around that of the Land Partnership.

In 1998, the Land Partnership sold approximately 2 acres for $255,000. From the sale proceeds $250,000 was distributed to the partners of the Land Partnership. The Registrant received
$125,000.

At December 31, 1997, the note payable to North Lenders, LP was retired in full. This reduction in debt explains the decline in interest expense for 1998.

Financial Condition and Liquidity

The General Partner does not intend to further develop the property except development required by sales contracts.

At April 30, 1998, the Registrant had $22,347 in funds to meet its future operational needs. Since future operations are expected to be comparable to the recent past, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for the year.

             PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedule for the
         First Quarter of 1998.

    (b)  No 8-K's have been filed during this quarter.

                     SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NORTH BY NORTHEAST, LTD.

                             By:  222 NORTH, LTD.
                                  General Partner



Date:  May 15, 1998          By:  /s/ Steven D. Ezell
                                  General Partner


                             By:  222 PARTNERS, INC.
                                  General Partner



Date:  May 15, 1998          By:/s/ Michael A. Hartley
                                  Secretary/Treasurer