Form 10-Q
period 1998-06-30
NORTH BY NORTHEAST LTD
filed 1998-08-14
CIK 835954

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

     For the period ended  June 30, 1998
                               or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from________to___________

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


                      FINANCIAL STATEMENTS
    For The Three and Six Months Ended June 30, 1998 and 1997


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


                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                          BALANCE SHEETS
                           (Unaudited)


                             ASSETS
                                    June 30,   December 31,
                                      1998         1997
     CASH                         $   23,570     $      279

     INVESTMENT IN PARTNERSHIP       128,583        223,570


           Total Assets           $  152,153     $  223,849
                                     =======        =======




                LIABILITIES AND PARTNERS' EQUITY


     ACCOUNTS PAYABLE TO AFFILIATE    $    -    $   88,000

     PARTNERS' EQUITY:
     Limited Partners (1,875 units
     outstanding)                    370,784       370,784
     General Partner                (218,631)     (234,935)

     TOTAL PARTNERS' EQUITY          152,153       135,849

      Total Liabilities
           & Partners' Equity       $152,153       $223,849
                                     =======        =======









               See notes to financial statements.

          /TABLE

                         NORTH BY NORTHEAST, LTD.
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                              Quarter to Date Year to Date
                                      Ending June 30,
                            1998       1997     1998      1997

REVENUES:

Interest Income          $(1,902)    $  897    $ 615     $  897
Equity in income
  from investment
   in Partnership          1,692      5,200   30,013      2,463
Miscellaneous              1,482          -    1,482          -

      Total Revenues       1,272      6,097   32,110      3,360


EXPENSES:

Legal & Accounting         6,474      5,975   15,774      5,975
Interest Expense               -      4,585        -      9,119
General & Administrative       8          -       32        617

      Total expenses       6,482     10,560   15,806     15,711

      Net income (loss)$ (5,210)    $(4,463) $16,304   $(12,351)
                       =========  =========  ========   ========












                     See notes to financial statements
/TABLE

                         NORTH BY NORTHEAST, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                               Year to date
                                                 June 30,
                                           1998           1997

Cash Flows from Operating Activities:
s>
Net income (loss)                     $  16,304    $  (12,351)
Adjustments to reconcile Net income
 (loss) to Net Cash (Used) provided
 by Operating Activities:
       Equity In Income from Investment
         in Partnership                 (30,013)        (2,463)
       Increase in Accrued Interest           -          9,119
       Increase in Accounts Payable             -          5,975
       Decrease In Accounts Payable
       to Affiliate                     (88,000)             -

Net Cash (Used) provided by Operating
Activities:                            (101,709)           280

Cash Flows from Investing Activity-
       Distributions from investment
          in Partnership                125,000              -

Net Increase in Cash                     23,291            280

CASH AT JANUARY 1                           279         29,359

CASH AT JUNE 30                        $ 23,570      $  29,639
                                        ========       ========

                    See notes to financial statements.


/TABLE

                         NORTH BY NORTHEAST, LTD.
                          (A Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 1998 and 1997
                                (Unaudited)
A. ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B. INVESTMENT IN LAND PARTNERSHIP

   The Partnership has 50% ownership interest in North by Northeast Land Partners, a general partnership. The remaining 50% is owned by an unrelated Trammell Crow Company entity. Summarized results of operations of the Land Partnership are presented below.

                          Statement of Operations
                  For The Six Months Ended June 30, 1998
   REVENUES:
       Sales of Land and Improvements           255,000
       Cost of Land and Improvements Sold      (158,507)
       Selling Expenses                         (18,603)
       Gain on Sales of Land and Improvements     77,890
       Interest                                   2,264
       Miscellaneous                              9,988
                                               ________
       TOTAL REVENUES                            90,142

   EXPENSES:
       Partnership Admin./Prop Mgmt. fees        6,000
       Legal and accounting fees                14,174
       Insurance                                   250
       Propety Taxes                             8,361
       Land maintenance                          1,332
                                               -------
                                                30,117

   NET EARNINGS                                $60,025
       Allocation to Trammell Crow entity       30,012
       Income from Investment in Partnership    30,013

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)
            NOTES TO FINANCIAL STATEMENTS (continued)
    For the Three and Six Months Ended June 30, 1998 and 1997
                           (Unaudited)

     C. COMPREHENSIVE INCOME

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130. Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and six month periods ended June 30, 1998, and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.








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

The General Partner continues to monitor the impact of year 2000 issues on our computer systems and applications and has developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Registrant.

Financial Condition and Liquidity

The General Partner does not intend to further develop the property except development required by sales contracts.

At July 30, 1998, the Registrant had $23,170 in funds to meet its future operational needs. Since future operations are expected to be comparable to the recent past, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for the year.

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


                                  NORTH BY NORTHEAST, LTD.

                                  By: 222 NORTH, LTD.
                                     General Partner



Date:  August 14, 1998                  By: /s/ Steven D. Ezell
                                             General Partner


                                        By: 222 PARTNERS, INC.
                                            General Partner



Date:  August 14, 1998                  By: /s/ Michael A. Hartley
                                                Secretary/Treasurer