Form 10-Q
period 1998-09-30
NORTH BY NORTHEAST LTD
filed 1998-11-16
CIK 835954

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

     For the period ended  September 30, 1998
                               or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from________to___________

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


                      FINANCIAL STATEMENTS
        For The Three and Nine Months Ended September 30,
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

                          BALANCE SHEETS
                           (Unaudited)


                             ASSETS
                                 September 30,   December 31,
                                      1998         1997
     CASH                         $  323,170     $      279

     INVESTMENT IN PARTNERSHIP        23,275        223,570

           Total Assets           $  346,445     $  223,849
                                     =======        =======



                LIABILITIES AND PARTNERS' EQUITY


     ACCOUNTS PAYABLE TO AFFILIATE  $      -    $   88,000

     PARTNERS' EQUITY:
     Limited Partners (1,875 units
     outstanding)                    370,784       370,784
     General Partner                 (24,339)     (234,935)

     TOTAL PARTNERS' EQUITY          346,445       135,849

      Total Liabilities
           & Partners' Equity       $346,445       $223,849
                                     =======        =======











               See notes to financial statements.

          /TABLE

                         NORTH BY NORTHEAST, LTD.
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                 Quarter to Date Year to Date
                                      Ending September 30,
                               1998       1997     1998      1997

REVENUES:

Interest Income             $     -   $      -    $ 615     $  898
Equity in income from
investment in Partnership   194,692     47,934  224,705     50,397
Miscellaneous                     -          -    1,482          -

      Total Revenues        194,692     47,934  226,802     51,295


EXPENSES:

Legal & Accounting              400          -   16,174      5,975
Interest Expense                  -      4,260        -     13,329
General & Administrative          -          -       32        617

      Total expenses            400      4,260   16,206     19,921

 Net Income                $194,292    $43,674 $210,596   $ 31,374
                          =========  =========  ========   ========







                     See notes to financial statements
/TABLE

                         NORTH BY NORTHEAST, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                               Year to date
                                               September 30,
                                           1998           1997

Cash Flows from Operating Activities:
Net income                            $ 210,596    $   31,374
Adjustments to reconcile Net income
 to Net Cash Used by
 Operating Activities:
       Equity In Income from Investment
         in Partnership                (224,705)      (50,397)
       Decrease in Accrued Interest           -        (4,355)
       Decrease In Accounts Payable
       to Affiliate                     (88,000)     (100,000)



Net Cash Used by Operating
Activities                             (102,109)     (123,378)

Cash Flows from Investing Activities:
Distributions from Investment
       In Partnership                   425,000       110,000

Net Increase (Decrease) in Cash         322,891       (13,378)

CASH AT JANUARY 1                           279        29,358

CASH AT SEPTEMBER 30                   $323,170      $ 15,980
                                        ========      ========

                    See notes to financial statements.


/TABLE

                         NORTH BY NORTHEAST, LTD.
                          (A Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
         For the Three and Nine Months Ended September 30, 1998
                                (Unaudited)
A. ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B. INVESTMENT IN LAND PARTNERSHIP

   The Partnership has 50% ownership interest in North by Northeast Land Partners, a general partnership. The remaining 50% is owned by an unrelated Trammell Crow Company entity. Summarized results of operations of the Land Partnership are presented below.
                      Statement of Operations
                For The Nine Months Ending September 30, 1998
   REVENUES:
       Sales of Land and Improvements        $  905,000
       Cost of Land and Improvements Sold      (369,595)
       Selling Expenses                         (65,513)
       Gain on Sale of Land and Improvements    469,892

       Interest                                   2,264
       Miscellaneous                             10,838
                                               ________
       TOTAL REVENUES                        $  482,994

   EXPENSES:
       Partnership Admin./Prop Mgmt. fees        9,000
       Legal and accounting fees                14,174
       Insurance                                   250
       Property Taxes                            7,903
       Land maintenance                          2,258
                                               -------
                                                33,585

   NET EARNINGS                              $ 449,409
       Allocation to Trammell Crow entity    $ 224,704
       Income from Investment in Partnership $ 224,705

                         NORTH BY NORTHEAST, LTD.
                          (A Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS (cont.)
         For the Three and Nine Months Ended September 30, 1998
                                (Unaudited)

     C. RELATED PARTY TRANSACTIONS
        The General Partner and its affiliates have been actively
involved in managing the Partnership's Operations.  Compensation earned for these services in the first nine months were as follows:
                                       1998         1997
     Accounting Fees                 $ 3,400     $   0

     D. COMPREHENSIVE INCOME

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130. Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the nine month periods ended September 30, 1998, and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations
Due to the nature of the Partnership, the majority of its activity on a regular basis is to reflect the activity from the investment in North By Northeast Land Partners ("Land Partnership"). The operations of the Partnership revolve around that of the Land Partnership.

During the third quarter, the Land Partnership sold approximately 3 acres for $650,000. From the sale proceeds $300,000 was distributed to the Registrant from the Land Partnership. Earlier in the year, the Land Partnership sold approximately 2 acres for $255,000. From the sale proceeds $125,000 was distributed to the Registrant from the Land Partnership.

At December 31, 1997, the note payable to North Lenders, LP was retired in full. This reduction in debt explains the decline in interest expense for 1998. The increase in legal and accounting fees is due to the Registrant assuming certain expenses of the Lender Partnership which was dissolved in 1997. The expenses are not expected to repeat.

Except for the above mentioned fluctuations, operations of the Registrant have remained comparable and are excepted to be comparable in the future.

The General Partner has evaluated the impact of year 2000 issues on our computer systems and applications. The Registrant is affected by a single personal computer and a commercial software package.
Both are Y2K compliant.

Financial Condition and Liquidity

The General Partner does not intend to further develop the property except development required by sales contracts.

At October 31, 1998, the Registrant had $323,170 in funds to meet its future operational needs. Since future operations are expected to be comparable to the recent past, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for the year.

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


                                  NORTH BY NORTHEAST, LTD.

                                  By: 222 NORTH, LTD.
                                     General Partner



Date:  November 16, 1998                  By: /s/ Steven D. Ezell
                                             General Partner


                                          By: 222 PARTNERS, INC.
                                            General Partner



Date:  November 16, 1998              By: /s/ Michael A. Hartley
                                                Secretary/Treasurer