Form 10-K405
period 1998-12-31
NORTH BY NORTHEAST LTD
filed 1999-03-31
CIK 835954

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1998

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

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $1,875,000 as of February 28, 1999. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

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

North by Northeast Land Partners

      As of December 31, 1998, the Land Partnership owned approximately 3 acres of land (the "Property") in the Town of Fishers, Hamilton County, Indiana, just outside the Indianapolis city limits. The majority of the development of the Property was completed in 1993. All other development on the Property pertained to sales and included grading and other sitework and extending roads and utilities.

      The property is zoned for small business use or warehouse use and continues to be surrounded by a significant amount of competition. The largest competition for land sales and build-to-suit type sales is Crosspointe, a 300 acre business park at the northwest corner of Interstate 69 and 96th Street. In addition, Exit 5 Business Park, two miles north of the Property has competitive land. Castleton Business Park, one-half mile south of the Property, is the largest competitor for leased space. The Land Partnership's Property offers better access to purchasers and pricing is similar.

     The majority of the proceeds used to invest in the Land Partnership were from a $4,719,375 participating mortgage note (the "Lender Financing") from North Lenders, L.P. (the "Lender"), an affiliated partnership sharing the same General Partner. The principal balance accrued interest at a simple interest rate of 10% per annum. The loan was retired in full on December 31, 1997.

     The Registrant has no employees. The Registrant's and the Land Partnership's administration services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the general partner.

Item 2.  Properties

     As of December 31, 1998, the Land Partnership owned approximately 3 acres of land in the Town of Fishers, Hamilton
County, Indiana, just outside the Indianapolis city limits. The property lies at the intersection of Interstate 69 and 96th Street.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

     There is no established market for the units and it is not anticipated that any will exist in the future. As of February 28, 1999, there were 154 holders of record of the 1,875 units of limited partnership interest.

     In 1997, and 1996, $221,386,and $199,999 respectively, were paid to the Lender as accrued interest and applicable principal in accordance with the Lender Financing. In 1998, $282,534 was distributed to the partners of the Registrant. In 1997 and 1996, there were no distributions.

     There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement, other than available resources.

Item 6.  Selected Financial Data

                       For the Year Ended
                          December 31,

                   1998    1997      1996     1995      1994

Total revenues  $238,911  59,936    4,775   687,924  1,242,420
Net income(loss)$218,112  20,583  (30,822)   11,477    748,885
Net income(loss)
  per limited
  partner unit        -        -   (16.44)        -     370.15
Total assets    $ 71,427 223,849  303,741   503,952  2,467,183
Notes payable
  to affiliate  $     -        -  183,889   346,678  1,325,513
Distributions $ 282,534        -        -   988,870  1,451,734

Distributions per
  limited partner
  unit              110        -        -       385        745


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Due to the nature of the Registrant, the majority of its activity on a regular basis is to reflect the activity of the investment in the Land Partnership.

Sales

     In 1998, the Land Partnership sold approximately 5 acres for $905,000. From the sale proceeds $425,000 was distributed to the Registrant.

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

Analysis of Operations

     Overall operations in 1998 of the Registrant remained comparable to prior years except for the fluctuations in equity in income of partnerships, legal and accounting expense and interest expense. The equity in income of partnerships is directly related to land sales at the Land Partnership. Please refer to Item 14 and the separate Financial Statements of the Land Partnership.

     The increase in legal and accounting fees is due to the Registrant assuming certain expenses of the Lender Partnership which was dissolved in 1997. These expenses are not expected to be recurring. Interest expense includes interest accrued on the principal balance and additional interest, if any, as defined in loan agreement. The Registrant paid additional interest of $17,835 in 1997. No additional interest was paid in 1996. Accrued interest expense has declined through the years due to the reduction in principal balances. The Lender financing was retired in full on December 31, 1997. Therefore, there was no interest expense in 1998.

Financial Position and Liquidity

     At February 28, 1999, the Registrant had $39,025 in cash and cash equivalents to meet its 1999 operational needs which are expected to remain comparable to 1998. Therefore, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for 1999.

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing.
After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. Management believes that the total remediation costs for the Plan will not be material to the operations or liquidity of the Partnership.

     The Partnership is in the process of identifying and contacting critical suppliers and other vendors whose computerized systems interface with the Partnership's systems, regarding their plans and progress in addressing their Year 2000 issues. The Partnership has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's operations, liquidity or financial condition.

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

The General Partners of 222 North, Ltd. are as follows:

Steven D. Ezell

     Steven D. Ezell, age 46, is a general partner of 222 North, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 39, is a general partner of 222 North, Ltd. He is the Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

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

Other directors of 222 Partners, Inc. are as follows:

     W. Gerald Ezell, age 68, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been, for over 20 years, an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

     During 1998, Registrant was not required to and did not pay remuneration to any executives, partners of the general partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The general partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1999 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ended December 31, 1998, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a list of all transactions paid to affiliates for the Registrant and the Land
Partnership see Note 2 to the Financial Statements.

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

            27   Financial Data Schedule

(b)    No reports on Form 8-K have been filed during the last
            quarter of 1998.

(c)    See Exhibits listed in Item 14(a) (3) above.

(d)    Financial Statements of subsidiaries not consolidated.

            North By Northeast Land Partners
              Independent Auditors' Report                M-1
              Balance Sheets                              M-2
              Statements of Operations                    M-3
              Statements in Partners' Equity              M-4
              Statements of Cash Flows                    M-5
              Notes to Financial Statements               M-6

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

                                   NORTH BY NORTHEAST, LTD.
                                   By:  222 North, Ltd.
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1999                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   NORTH BY NORTHEAST, LTD.
                                   By:  222 North, Ltd.
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1999                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Supplement Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                  Independent Auditors' Report

The Partners
North By Northeast, Ltd.:

We have audited the accompanying balance sheets of North By Northeast, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North By Northeast, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                          KPMG LLP

Nashville, Tennessee
January 22, 1999

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1998 and 1997


            Assets                            1998        1997

Cash                                    $    39,425        279

Investment in land partnership
     (note 3)                                32,002    223,570

         Total assets                   $    71,427    223,849

Liabilities and Partners' Equity
   Accounts payable to affiliate(note 2)$         -  $  88,000

 Partners' equity:
  Limited partners (1,875 units
    outstanding)                            164,534    370,784
  General partner                           (93,107)  (234,935)
         Total Partners' equity              71,427    135,849


Commitment(note 3)

         Total liabilities and
           partners' equity             $    71,427    223,849



See accompanying notes to financial statements.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1998, 1997 and 1996


                                   1998        1997      1996
Revenues:
  Equity in income of
  partnerships (note 3)         $  233,432     59,187    2,909
  Interest income                    3,997        749    1,866
  Other income                       1,482          -        -

            Total revenues         238,911     59,936    4,775

Expenses:
  Legal and accounting
       (note 2)                     19,574      5,975     4,467
  General and administrative         1,225        467       520
  Interest expense                       -     32,911    30,610

             Total expenses         20,799     39,353    35,597
              Net income
              (loss)           $  218,112      20,583   (30,822)

Net income (loss) allocated to:

     General partner           $  218,112     20,583         -

     Limited partners          $        -          -   (30,822)

Net loss per
limited partner unit           $        -          -    (16.44)

 Weighted average, limited
 partner units outstanding          1,875      1,875     1,875



See accompanying notes to financial statements.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1998, 1997 and 1996

                           Limited           General
                          partners           partner       Total
                      Units      Amounts

Balance at
  December 31, 1995   1,875     $ 401,606    (255,518)   146,088
    Net loss             -        (30,822)          -    (30,822)
Balance at
  December 31, 1996   1,875       370,784    (255,518)   115,266
    Net income           -           -         20,583     20,583
Balance at
  December 31, 1997   1,875       370,784    (234,935)   135,849
    Distributions to
     Partners (Note 4)   -       (206,250)    (76,284)  (282,534)
    Net income           -              -     218,112    218,112
Balance at
  December 31, 1998   1,875     $  164,534     (93,107)    71,427

See accompanying notes to financial statements.

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1998, 1997 and 1996

                                 1998         1997        1996

Cash flows from operating activities:
  Net income (loss)       $    218,112      20,583      (30,822)
    Adjustments to reconcile
     net income (loss) to
     net cash provided (used)
     by operating activities:
       Equity in income
         of partnerships      (233,432)    (59,187)      (2,909)
       Decrease in accrued
         interest payable
         to affiliate                -      (4,586)      (6,601)
       Increase (decrease) in
         accounts payable to
         affiliates            (88,000)     88,000            -
      Net cash provided (used)
       by operating activities(103,320)     44,810      (40,332)

Cash flows from investing
     activities - distributions
     from partnerships         425,000     110,000      190,000

Cash flows from financing activities:
     Distributions to partners(282,584)          -            -
     Payment of notes payable
       to affiliates                 -    (183,889)    (162,789)
     Net cash used by
       financing activities   (282,534)   (183,889)    (162,789)

     Net increase (decrease)
     in cash                    39,146     (29,079)     (13,121)

Cash at beginning of year          279      29,358       42,479

Cash at end of year          $  39,425         279       29,358

Supplemental Disclosures of Cash Flow Information:

                                 1998       1997       1996
     Cash paid during the
       year for interest     $    -         37,497       37,210

See accompanying notes to financial statements.

                     NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements
                   December 31, 1998 and 1997

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

        (e)  Income Taxes

        No provision has been made for Federal or state income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive, from the Partnership, IRS Form K-1's which provide them with their share of taxable income or losses, deductions, and other tax information. There are no differences in the book and tax basis of the Partnership's assets and liabilities.

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

           (g)  Comprehensive Income

        Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 1998, 1997 and 1996, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the years was the same as net income (loss).

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(2)     Related Party Transactions

        The general partner and its affiliates have been actively involved in managing the investments in partnerships. Affiliates of the general partner receive fees or commissions for performing certain services. Compensation paid for these services during 1998, 1997 and 1996 is as follows:
                                    1998        1997      1996

        Accounting fees          $  3,942          -       1,600

        The accounts payable to affiliates at December 31, 1997 represents two demand notes payable to North by Northeast Land Partners, and 222 North, L.P. in the amounts of $35,000 and $53,000, respectively.
        Both notes were repaid in 1998.

(3)     Investment in Land Partnership

        The Partnership has a 50% ownership interest in North By Northeast Land Partners, a general partnership. The remaining 50% is owned by an unrelated affiliate of Trammell Crow Company. Pursuant to the partnership agreement, the Trammell Crow affiliate will provide development supervision for the acquisition of land and construction of improvements. At December 31, 1997, development on the land was substantially complete. Summarized information at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997, and 1996, is presented below (in thousands):

     Assets                                    1998         1997

Cash and cash equivalents                   $    49           41
Restricted cash                                   1            1
Accounts receivable affiliate                     -           35
Land and improvements held for investment       143          499

     Total assets                           $   193          576

     Liabilities and Partners' Equity

Accounts payable                            $     1            -
Partners' equity                                192          576

     Total liabilities and partners' equity $   193          576

                     NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(3)     Investment in Land Partnership

           Operations for the Years Ended December 31,

                                1998          1997          1996
Revenues:
    Gain on sale of land
       and improvements      $   470            88            -
    Other                         41            76           83

          Total revenues         511           164           83

Operating expenses                44            46           77

Net income                   $   467           118            6

           Cash Flows for the Years ended December 31,

                                1998          1997          1996
Cash provided (used) by:
  Operating activities        $  858           220          (65)
  Investing activities             -             -           54
  Financing activities          (850)         (410)        (190)
Net increase (decrease)
in cash                       $    8          (190)        (201)

     A summary of activity in the Partnership's investment account and a reconciliation of the partner's equity account on the books of the Land Partnership and the Partnership's investment account follows (in thousands):

                                  1998        1997          1996

Balances, beginning of year  $     174         224         411
Net income allocated
  to Partnership                   233          60           3
Distributions                     (425)       (110)       (190)

Balance end of year          $     (18)        174         224
Capitalized construction
  period interest at year end       50          50          50

Investment in North by
  Northeast Land Partners    $      32         224         274

     The Partnership is committed to contribute an additional
     $254,862 to the Land Partnership. However, due to retained proceeds from property sales, management of the Land
     Partnership does not anticipate a need for these funds.

                     NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(4)  Distributions

        For the year ended December 31, 1998, the Partnership made distributions totaling $282,534.
        Of this amount, $206,250 ($110 per unit) was allocated to the limited partners. Distributions to the general partner were $76,284 for the year ended December 31, 1998. There were no distributions in 1997 or 1996.

(5)  Fair Value of Financial Instruments

        At December 31, 1998 and 1997, the Partnership had financial instruments including cash and accounts payable to affiliate. The carrying amounts of cash and accounts payable to affiliate approximate their estimated fair value because of the short maturity of those financial instruments.

                  Independent Auditors' Report

The Partners
North By Northeast Land Partners:

We have audited the accompanying balance sheets of North By Northeast Land Partners (a general partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North By Northeast Land Partners at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            KPMG, LLP

Nashville, Tennessee
January 22, 1999

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                         Balance Sheets

                   December 31, 1998 and 1997

          Assets                             1998         1997

Cash                                   $    49,129         41,168
Restricted cash (note 1)                     1,000          1,000
Accounts receivable-affiliate (note 2)           -         35,000

Land and improvements held for investment
(note 3)                                   143,204        499,079

          Total Assets                  $  193,333       576,247


          Liabilities and Partners' equity
Liabilities:
      Accounts payable (note 2)          $     623          400

          Total liabilities                    623          400


Partners' equity:
     North by Northeast, Ltd.               96,355      287,923
     Reveille Industrial #3, L.P.           96,355      287,924



          Total partners' equity           192,710      575,847

Commitments (note 2)

          Total liabilities and
            partners' equity            $  193,333      576,247



See accompanying notes to financial statements.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)
                     Statements of Operations
          Years ended December 31, 1998, 1997 and 1996

                                    1998       1997       1996
Revenues:

     Sales of land and
       improvements               $  905,000     250,000       -
      Cost of land  and
       improvements sold            (369,595)   (132,297)      -
      Selling expenses (note 2)      (65,513)    (29,557)      -

         Gain on sale of land and
            improvements             469,892      88,146       -
     Other income:
        Common area maintenance
          income                          -       10,923     50,628
         Interest                      3,333       2,992     20,209

        Miscellaneous                 37,330      61,699     12,355

          Total other income          40,663      75,614     83,192

           Total revenues            510,555     163,760     83,192


Expenses:
     Partnership administration
       fee (note 2)                    6,000       6,000      6,000
      Legal and accounting
       (note 2)                       20,264      19,166     29,606
      Property management fees
       (note 2)                        6,000       6,000      6,000
     Other land management fees
       (note 2)                        2,419       6,973     26,187
       General and administrative
       expenses                        1,106         501        885
      Property taxes                   7,903       6,746      8,695

          Total expenses              43,692      45,386     77,373

          Net income              $  466,863     118,374      5,819

 Net income allocated to:
    North by Northeast, Ltd.      $  233,432      71,792     2,910
    Reveille Industrial #3, L.P   $  233,431      46,582      2,909


See accompanying notes to financial statements.

                     NORTH BY NORTHEAST LAND PARTNERS
                          (A General Partnership)
                      Statements of Partners' Equity
               Years ended December 31, 1998, 1997 and 1996

                               North By    Reveille
                              Northeast, Industrial
                                 Ltd.       #3,L.P.        Total

Balance at
  December 31, 1995            $ 525,827    525,827    1,051,654
    Distributions to partners   (190,000)        -      (190,000)
    Net income                     2,910      2,909        5,819

Balance at
  December 31, 1996              338,737     528,736     867,473
    Distributions to partners   (122,606)   (287,394)   (410,000)
    Net income                    71,792      46,582     118,374

Balance at
  December 31, 1997              287,923     287,924     575,847

    Distributions to partners   (425,000)   (425,000)   (850,000)
    Net income                   233,432     233,431     466,863

Balance at
  December 31, 1998         $     96,355      96,355     192,710


See accompanying notes to financial statements.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1998, 1997 and 1996

                                    1998        1997       1996
Cash flows from operating activities:
  Net income                  $   466,863    118,374      5,819
   Adjustments to reconcile
     net income to net cash
     provided (used) by operating
     activities:
       Cost of land and
        improvements sold         369,595    132,297         -
       Cost of land
         improvements             (13,720)    11,157     (44,610)
       Decrease in
         restricted cash                -           -     26,539
       (Increase) decrease
         in accounts
         receivable-affiliate      35,000     (35,000)         -
      Increase (decrease) in
          accounts payable            223      (6,500)   (52,360)
          Net cash provided (used)
            by operating
            activities            857,961     220,328    (64,612)


Cash flows from investing activities-
     decrease in certificate
       of deposit                       -           -     53,576
 Cash flows from financing
     activities - distributions
     to partners                 (850,000)   (410,000)  (190,000)

          Net increase (decrease)
            in cash                 7,961    (189,672)  (201,036)

 Cash at beginning of year         41,168      230,840    431,876

Cash at end of year          $     49,129       41,168    230,840



See accompanying notes to financial statements.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                  Notes to Financial Statements

                   December 31, 1998 and 1997

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

     (d)  Restricted Cash

     At December 31, 1998 and 1997, the partnership has restricted cash balances of $1,000, representing retainage on land improvements made to land sold.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (e)  Land and Improvements Held for Investment

     The Partnership originally acquired a tract of undeveloped land representing approximately 169 acres. Land and improvements held for investment is recorded at acquisition cost plus certain carrying costs. Insurance and property taxes are capitalized as carrying costs of the property during the development stage of the property. Insurance and property taxes are charged to expense once development is complete. Approximately 3 and 8 acres remain at December 31, 1998 and 1997, respectively.

     The Partnership accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis, the Partnership's land and improvements held for investment does not meet the definition of impairment under SFAS No. 121. Accordingly, land and improvements held for investment is recorded at cost with no allowance for impairment necessary.

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

     (g)  Income Taxes

     No provision has been made in the financial statements for Federal income taxes, since such taxes are the responsibility of the partners. The partnership is subject to a 6% state tax on certain interest income. For the years ended December 31, 1998, 1997, and 1996, the Partnership had no state income tax expense. Annually, the partners receive, from the partnership, IRS Form K-1's which provides them with their respective share of taxable income (or losses), deductions, and other tax related information. At December 31, 1998 and 1997, there were no differences in the book and tax bases of the Partnership's assets and liabilities.

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

     (i)  Comprehensive Income

     Effective January 1, 1998, the Partnership adopted SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 1998 and 1997, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the years was the same as net income.

                NORTH BY NORTHEAST LAND PARTNERS
                     (A General Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)
(j)   Reclassification

     Certain reclassifications have been made in the financial statements for prior years to conform with the 1998 presentation.

(2)  Related Party Transactions

     The general partners and their affiliates have been actively involved in managing the Partnership. Affiliates of the general partners receive fees and commissions for performing certain services. Expenses incurred for these services during 1998, 1997 and 1996 are as follows:

Payee     Nature of Compensation       1998       1997    1996

Landmark Realty Services Corp.
           Administration fees   $    6,000       6,000   6,000
           Property management fees   6,000       6,000   6,000
           Sales commissions          9,050       2,500       -
           Accounting fees              491       2,900       -
           Year-end accounts payable    400         400     400
Trammell Crow Company (RILP)
          Sales commissions         19,500       7,500       -
          Development fees             670       1,786   6,780

The Partnership had a receivable from North by Northeast, Ltd. for $35,000 as of December 31, 1997. The receivable was collected in 1998.

(3)   Land and Improvements Held for Investment

The components of land and improvements held for investment at
December 31, are as follows:                 1998        1997

Land and carrying costs                 $   60,941      267,258
Land improvements                           82,263      231,821
                                        $  143,204      499,079
     The aggregate cost for Federal income tax purposes for land and improvements held for investment was $143,204 and $499,079 at December 31, 1998 and 1997, respectively.

(4)  Fair Value of Financial Instruments

     At December 31, 1998 and 1997, the Partnership had financial instruments including cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value because of the short
maturity of such instruments.   M-12
Exhibits filed to Item 14(a) (3):

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

22        Subsidiaries-Registrant has no subsidiaries.

27        Financial Data Schedule