Form 10-Q
period 1999-03-31
NORTH BY NORTHEAST LTD
filed 1999-05-14
CIK 835954

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

For the period ended  March 31, 1999
                          or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________to___________

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


                 FINANCIAL STATEMENTS
 For The Three Months Ended March 31, 1999 and 1998


                         INDEX



  Financial Statements

       Balance Sheets                        3
       Statements of Operations              4
       Statements of Cash Flows              5
       Notes to Financial Statements         6


               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

                     BALANCE SHEETS
                      (Unaudited)


                        ASSETS
                               March 31,   December 31,
                                1999           1998
Cash                                $  38,950      $  39,425
Investment in Partnership             116,888         32,002

Total Assets                        $ 155,838      $  71,427
                                      =======        =======




              PARTNERS' EQUITY

PARTNERS' EQUITY:

   Limited partners (1,875 units
     outstanding)                   $ 164,534     $  164,534
   General partner                    (8,696)       (93,107)

     Total Partners' equity           155,838         71,427

Total Partners' Equity              $ 155,838      $  71,427
                                      =======       =======



          See accompanying notes to financial statements.

/TABLE

               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

                STATEMENTS OF OPERATIONS
                      (Unaudited)

                                    Three months ended
                                         March 31,

                                   1999          1998
REVENUES:

Equity in income of
 Partnership                   $ 84,886     $  28,321
Interest Income                       -         2,517

Total Revenues                   84,886        30,838

EXPENSES:

Legal & Accounting                  475         9,300
General & Administrative              -            24
                                 -------       -------
Total expenses                      475         9,324

Net Income                     $ 84,411     $  21,514
                               ========       =======
















           See accompanying notes to financial statements
/TABLE

               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)
               STATEMENTS OF CASH FLOWS
                      (Unaudited)
                                    Three months ended
                                          March 31,

                                    1999          1998
Cash Flows from Operating Activities:

Net income                          $  84,411     $   21,514
Adjustments to reconcile
  Net income to Net
  Cash Used in operating Activities:

Equity in income of
Partnership                          (84,886)       (28,321)
Increase in Accounts Payable                -          2,050
Decrease in Accounts Payable
  to affiliate                           -          (88,000)

Net Cash Used in
  Operating Activities                  (475)       (92,757)

Cash Flows from Investing Activities-

Distributions from Partnership            -          125,000

Net (Decrease) Increase in Cash         (475)         32,243

CASH AT JANUARY 1,                     39,425            279
CASH AT MARCH 31,                    $ 38,950      $  32,522
                                     ========        =======

          See accompanying notes to financial statements.

/TABLE

               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS
   For the Three Months Ended March 31, 1999 and 1998
                      (Unaudited)

A.  ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended
    December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending
    December 31, 1999.

               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS
   For the Three Months Ended March 31, 1999 and 1998
       (continued)                      (Unaudited)

B.  INVESTMENT IN LAND PARTNERSHIP
    The Partnership has 50% ownership interest in North by Northeast Land Partners, a general partnership.
    The remaining 50% is owned by an unrelated Trammell
    Crow Company entity. Summarized results of operations of the Land Partnership are presented below.

                Statement of Operations
      For The Three Months Ending March 31, 1999
    REVENUES:

       Miscellaneous Income            $  177,722



  EXPENSES:

     Grounds Maintenance                $   2,450
     Partnership Admin./Prop Mgmt. fees     3,000
     Legal and accounting fees              2,500

       Total Expenses                  $    7,950

  NET EARNINGS                         $  169,772

     Allocation:
       to Trammell Crow entity         $   84,886
       to Partnership                  $   84,886


               NORTH BY NORTHEAST, LTD.
                (A Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS
   For the Three Months Ended March 31, 1999 and 1998
       (continued)                      (Unaudited)


C.   RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
     Compensation earned for these services in the first three months were as follows:

                                            1999        1998

       Accounting Fees                   $   400      $   -
       Commission on miscellaneous income 11,344          -

D.  COMPREHENSIVE INCOME

     During the three month periods ended March 31, 1999, and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations for the Quarter ended March 31,
1999

Due to the nature of the Partnership, the majority of its activity on a regular basis is to reflect the activity from the investment in North By Northeast Land Partners(the "Land Partnerhship").

There were no land sales in 1999. The Land Partnership did receive a release fee from Walmart of $189,066. This fee was received in exchange for the Land Partnership's permission to allow sales of additional outparcels in the North by Northeast Business Park.

Operations of the Land Partnership and the Registrant were minimal and did not fluctuate from prior quarters except as noted above.

Financial Condition and Liquidity

At April 30, 1999, the Registrant had $38,950 in funds to meet its future operational needs. Since future operations are expected to be comparable to the recent past, the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for the year.

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

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's operations, liquidity or financial condition.

             PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedule for the
         First Quarter of 1999.

    (b)  No 8-K's have been filed during this quarter.

                     SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NORTH BY NORTHEAST, LTD.

                             By:  222 NORTH, LTD.
                                  General Partner



Date:  May 15, 1999          By:  /s/ Steven D. Ezell
                                  General Partner


                             By:  222 PARTNERS, INC.
                                  General Partner



Date:  May 15, 1999          By:/s/ Michael A. Hartley
                                  Secretary/Treasurer