Form 10-Q
period 1999-06-30
NORTH BY NORTHEAST LTD
filed 1999-08-13
CIK 835954

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

     For the period ended  June 30, 1999
                               or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from________to___________

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


                      FINANCIAL STATEMENTS
    For The Three and Six Months Ended June 30, 1999 and 1998


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


                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)

                          BALANCE SHEETS
                           (Unaudited)


                             ASSETS
                                    June 30,   December 31,
                                      1999         1998
     CASH                         $   32,667     $   39,425

     INVESTMENT IN PARTNERSHIP       123,903         32,002


           Total Assets           $  156,570     $   71,427
                                     =======        =======




                          PARTNERS' EQUITY



     PARTNERS' EQUITY:
     Limited Partners (1,875 units
     outstanding)                 $ 164,534      $ 164,534
     General Partner                 (7,964)       (93,107)

      Total Partners' Equity      $ 156,570      $  71,427
                                    =======        =======









               See accompanying notes to financial statements.


                         NORTH BY NORTHEAST, LTD.
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                          June 30,
                            1999       1998     1999      1998

REVENUES:

Equity in income of
     Partnership        $  7,015       1,692    91,901    30,013
Interest Income                -      (1,902)        -       615
     Miscellaneous             -       1,482         -     1,482

      Total Revenues    $  7,015       1,272    91,901    32,110


EXPENSES:

Legal & Accounting         6,283      6,474      6,758   15,774
General & Administrative       -          8          -       32

      Total expenses       6,283      6,482      6,758   15,806

      Net income (loss)$     732   $ (5,210)  $ 85,143  $16,304
                       =========   =========  ========  ========

Net Income (loss) per limited
   partner unit        $     .39      (2.78)     45.41     8.69












                 See accompanying notes to financial statements

                         NORTH BY NORTHEAST, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                             SIX MONTHS ENDED
                                                 June 30,
                                           1999         1998

Cash Flows from Operating Activities:
s>
Net income                            $   85,143     $  16,304
Adjustments to reconcile Net income
 to Net Cash used
 in Operating Activities:
       Equity In Income of
         Partnership                     (91,901)      (30,013)
       Decrease In Accounts Payable
       to Affiliate                            -       (88,000)

Net Cash used in Operating Activities:    (6,758)     (101,709)

Cash Flows from Investing Activity-
       Distributions from investment
          in Partnership                       -        125,000

Net  (Decrease) Increase in Cash          (6,758)        23,291

CASH AT JANUARY 1                         39,425            279

CASH AT JUNE 30                        $  32,667       $ 23,570

                                        ========       ========

              See accompanying notes to financial statements.


                         NORTH BY NORTHEAST, LTD.
                          (A Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 1999 and 1998
                                (Unaudited)
A. ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

B. INVESTMENT IN LAND PARTNERSHIP

   The Partnership has 50% ownership interest in North by Northeast Land Partners, a general partnership. The remaining 50% is owned by an unrelated Trammell Crow Company entity. Summarized results of operations of the Land Partnership are presented below.

                          Statement of Operations
                               (Unaudited)
                  For The Six Months Ended June 30,
                                                 1999        1998
   REVENUES:
       Sales of Land and Improvements           189,066    255,000
       Cost of Land and Improvements Sold             -   (158,507)
       Selling Expenses                         (11,344)   (18,603)
       Gain on Sales of Land and Improvements   177,722     77,890
       Interest                                       -      2,264
       Miscellaneous                             24,025      9,988
                                               --------    -------
       TOTAL REVENUES                           201,747     90,142

   EXPENSES:
       Partnership Admin./Prop Mgmt. fees        6,000       6,000
       Legal and accounting fees                 8,903      14,174
       Insurance                                     -         250
       Propety Taxes                               850       8,361
       Land maintenance                          1,937       1,332
                                               -------      ------
                                                17,690      30,117

   NET EARNINGS                              $ 184,057   $  60,025
       Allocation to Trammell Crow entity       92,028      30,012
       Income from Investment in Partnership    92,029      30,013

                    NORTH BY NORTHEAST, LTD.
                     (A Limited Partnership)
            NOTES TO FINANCIAL STATEMENTS (continued)
    For the Three and Six Months Ended June 30, 1999 and 1998
                           (Unaudited)

     C. RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively
     involved in managing the Partnership's operations.
     Compensation earned for the services in the first six months were as follows:
                                                1999      1998

          Accounting fees                      $ 1,750   $  -
          Commissions on miscellaneous income   11,344   $  -


     D.  COMPREHENSIVE INCOME

     During the three and six month periods ended June 30, 1999, and 1998, the Partnership had no components of other comprehensive income. Accordingly, other comprehensive income for each of the periods was the same as net income (loss).

     E.  SUBSEQUENT EVENT

     In July 1999, the Partnership sold the remaining land for net proceeds of approximately $210,000. The General Partner will dissolve the Partnership in 1999.






Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations

Due to the nature of the Partnership, the majority of its activity on a regular basis is to reflect the activity from the investment in North By Northeast Land Partners. The operations of the
Partnership revolve around that of the Land Partnership.

In 1999, the Land Partnership participated in the sales proceeds of an outlying parcel previously sold due to contractual obligations in the original sale agreement. In 1998, the Land Partnership sold approximately 2 acres for $255,000. From the sale proceeds $250,000 was distributed to the partners of the Land Partnership. The Registrant received $125,000. In July 1999, the Partnership sold the remaining land for proceeds of approximately $210,000.
The Registrant will retire any current payables and distribute the remaining cash proceeds to the partners and then dissolve the partnership.

Operations of the Registrant have remained comparable and are expected to be comparable in the future except for the fluctions in income described above and the decline in legal and accounting expense. The decline in legal and accounting expense is due additional expenses incurred in 1998 with the retirement of the Lender Financing.

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

At July 30, 1999, the Registrant had $32,267 in funds to meet its future operational needs. The General Partner believes that the present cash balance will be sufficient to cover the operating expenses for the year.

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


                                  NORTH BY NORTHEAST, LTD.

                                  By: 222 NORTH, LTD.
                                     General Partner



Date:  August 13, 1999                  By: /s/ Steven D. Ezell
                                             General Partner


                                        By: 222 PARTNERS, INC.
                                            General Partner



Date:  August 13, 1999                  By: /s/ Michael A. Hartley
                                                Secretary/Treasurer